Form 10-Q
period 2008-06-30
SILVER HILL MINES INC
filed 2008-08-19
CIK 1434994

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2008

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number  000-53236

SILVER HILL MINES, INC.
(Name of Small Business Issuer in its Charter)

NEVADA	91-1257351
(State of Incorporation)	(IRS Employer identification No.)

2802 South Man O’War, Veradale, WA	99037
(Address of principal executive offices)	(Zip Code)

(509)891-8373
Issuer's telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):   Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ON TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 14, 2008 we had 49,918,961 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Interest receivable	583	347
Note receivable	5,859	6,679

Total assets	$6,442	$7,026

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$7,088	$-
Due to related party	1,566	960
Total current liabilities	8,654	960

Stockholders' equity
Preferred stock, 50,000,000 shares authorized,
par value $.001, no shares issued and
outstanding	-	-
Common stock, 250,000,000 shares authorized,
par value $.0001, 49,918,961 shares issued and
outstanding	49,919	49,919
Additional paid-in capital	721,048	721,048
Retained earnings	(773,179)	(764,901)
Total stockholders' equity	(2,212)	6,066

Total liabilities and stockholders' equity	$6,442	$7,026

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$--	$--	$--	$--

General and administrative expenses	7,908	--	8,514	--

Loss from operations	(7,908)	--	(8,514)	--

Interest income	120	--	236	--

Net loss	$(7,788)	$--	$(8,278)	$--

Basic and diluted loss per common share	$--	$--	$(0.000)	$(0.000)

Weighted average number of common shares used in per share calculations	49,918,961	40,668,961	49,918,961	40,668,961

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statement of Changes in Stockholders' Equity

(Unaudited)

	Common		Additional		Total
	shares	Common	paid-in	Retained	stockholders'
	outstanding	stock	capital	Earnings	equity

Balance, December 31, 2005	40,668,961	$40,669	$721,048	$(761,717)	$—

Net loss for the year ended
December 31, 2006	—	—	—	—	—

Balance December 31, 2006	40,668,961	40,669	721,048	(761,717)	—

Net loss for the three months
ended March 31, 2007	—	—	—	—	—

Balance March 31, 2007	40,668,961	40,669	721,048	(761,717)	—

Stock issued for note
receivable - April 2, 2007	9,250,000	9,250	—	—	9,250

Net loss for the nine months
ended December 31, 2007	—	—	—	(3,184)	(3,184)

Balance, December 31, 2007	49,918,961	49,919	721,048	(764,901)	6,066

Net loss for the six months
ended June 30, 2008	—	—	—	(8,278)	(490)

Balance, June 30, 2008	49,918,961	$49,919	$721,048	$(773,179)	$(2,212)

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2008	2007
Cash flows used for operating activities
Net loss	$(8,278)	$—
Adjustment to reconcile net income to net cash provided by
operating activities
Change in operating assets and liabilities:
Increase in accounts payable	7,088	—
Increase in interest receivable	(236)	—

Cash flows used for operating activities	(1,426)	—

Cash flows from financing activities
Payments received from note receivable	820	—
Advances from officer	606	—

Cash flows from financing activities	1,426	—

Increase in cash and cash equivalents	—	—

Cash and cash equivalents - Beginning of period	—	—

Cash and cash equivalents - End of period	$—	$—

Supplemental Disclosures regarding cash flows
Interest paid	$—	$—
Income taxes paid	—	—

See accompanying notes to financial statements

SILVER HILL MINES, INC.

 NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Organization and Description of Business

The Company was originally incorporated in the State of Washington on March 27, 1961, for the primary purpose of acquiring and developing mining properties. The Company has not attained commercial mining operations since its inception.

“”On June 21, 2007 the Company changed its corporate domicile from the State of Washington to the State of Nevada. The change of domicile was implemented by the formation of an new Nevada corporation named Silver Hill Mines, Inc. which was formed on June 21, 2007. The Washington Silver Hill Mines, Inc. was merged into and with the Nevada Silver Hill Mines, Inc. corporation. The Washington corporation disappeared June 21, 2007 following the completion of the merger.

NOTE B – Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

NOTE   C – Summary of Significant Accounting Policies

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Use of estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Fair value of financial instruments and derivative financial instruments

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

Income taxes

The Company has adopted SFAS no 109, “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended December 31, 2007, and for the six months period ended June 30, 2008 there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended December 31, 2007 or 2006. As of June 30, 2008 there were no options outstanding.

Business segments

SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company has evaluated the requirements of SFAS No. 131, and has determined that it is not applicable.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements .” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial statements.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 .” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company’s financial statements.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE D - Going Concern Uncertainty

The Company has had no significant operations, assets or liabilities since 1993 and, accordingly, is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE E - Income Taxes

The Company has a nominal net operating loss carryforward to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended December 31,
	2007	2006

Statutory rate applied to loss before income taxes	$(1,230)	$	( — )

Increase (decrease) in income taxes resulting from:

State income taxes	—
Other, including reserve for deferred tax asset	1,230		—

Income tax expense	$—		$—

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2007 and 2006, respectively:

	December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$1,230	$—
Less valuation allowance	(1,230)	( —)

Net Deferred Tax Asset	$—	$—

During the year ended December 31, 2007 and 2006, respectively, the reserve for the deferred current tax asset increased by approximately $1,230 and $-0- respectively.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

When used in this Form 10-Q and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Plan of Operation

We have had no operations and have not produced any revenue in the last two years.

We intend to seek to acquire the assets or shares of an entity actively engaged in business in exchange for our securities through a business combination transaction. While we will attempt to obtain audited financial statements of a business combination candidate, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the candidate entity's assets prior to consummating such a transaction. We have no full time employees. Presently, our officers have agreed to allocate a portion of their time to our activities without compensation. However, we may compensate them in stock for services rendered at some future date. Management anticipates that our business plan can be implemented by an officer devoting an aggregate of approximately 5 hours per week to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. In addition, our officers and directors may, in the future, become involved with other companies, which have a business purpose similar to that of ours. As a result, additional conflicts of interest may arise in the future.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

General Business Plan

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business opportunity which desires to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another. We may seek a business opportunity with entities which have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, minimal capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial Public Offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of our officers, directors and attorney. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time frame required by federal securities laws. It is not anticipated that any outside consultants or advisors, other than our legal counsel and accountants, will be utilized by us to effectuate our business purposes described herein. We will not restrict our search to any specific industry, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict, at this time, the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

There is an understanding between the Company and Long Lane Capital, Inc. with respect to a loan agreement. Long Lane Capital, Inc. has agreed to purchase common shares in exchange for the promise to advance up to $9,250 on behalf of the Company for the Company’s general and administrative expenses.

Acquisition of Business Combination Candidate

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code"). With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of our company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then-shareholders. We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms. As stated hereinabove, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We intend to be subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a business combination transaction, as well as our audited financial statements included in our annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of our present management.

Financing

The Company believes it that can satisfy its cash requirements for the foreseeable future. To the extent that additional funds are needed in the next twelve months in order to pay for financial accounting, auditing, transfer agency or EDGAR filing fees, Long Lane Capital, Inc. will advance or loan fund on behalf of the company.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

In the future, we plan to invest our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. As of June 30, 2008, we had no cash and cash equivalents subject to any market risk.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure is currently not material.

Item 4.

Controls and Procedures.

Evaluation of and Report on Internal Control over Financial Reporting

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below. Notwithstanding, the existence of the material weakness described below, management has concluded that the financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2008:

(1) Lack of an independent audit committee. We don not have an independent audit committee. We have never named an audit committee financial expert. It is our intension to establish an audit committee of the board when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2) Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of employees who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the quarter ending June 30, 2008, we had only two persons which were our executive officers, that performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

(3) Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies described above constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the fiscal quarter ending June 30, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings.

The Company is not a party to any pending material legal proceedings.

Item 1A.

Risk Factors

There have been no material changes from risk factors disclosed in our Form 10 registration statement filed on May 14, 2008 and as amended on June 4, 2008.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.

Other Information.

We filed a Registration Statement on Form 10-12G on May 14, 2008. We amended the Registration Statement on June 4, 2008. We cleared Securities and Exchange Commission Staff comments on June 5, 2008. On July 13, 2008, our Registration Statement became effective. We are classified as a Smaller Reporting Company.

Item 6.

Exhibits

(a) Exhibits

Exhibit No.

Description

31.1

Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

31.2

Chief Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

32.1

Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

32.2

Chief Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 18, 2008

SILVER HILL MINES, INC.

By: /s/ Steve Bergstrom	By: /s/ Patrick Downey
Steve Bergstrom	Patrick Downey
Title: President, CEO	Title: CFO