Form 10-Q
period 2008-09-30
SILVER HILL MINES INC
filed 2008-11-05
CIK 1434994

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2008

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

      Issuer's telephone number, (509)891-8373

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3, 2008 we had 49,918,961 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Interest receivable	703	347
Note receivable	4,581	6,679

Total assets	$5,284	$7,026

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$59,848	$-
Due to related party	6,703	960
Total current liabilities	66,551	960

Stockholders' equity
Preferred stock, 50,000,000 shares authorized,
par value $.001, no shares issued and
outstanding	-	-
Common stock, 250,000,000 shares authorized,
par value $.0001, 49,918,961 shares issued and
outstanding	49,919	49,919
Additional paid-in capital	721,048	721,048
Retained earnings	(832,234)	(764,901)
Total stockholders' equity	(61,267)	6,066

Total liabilities and stockholders' equity	$5,284	$7,026

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$--	$--	$--	$--

General and administrative expenses	59,175	--	67,689	--

Loss from operations	(59,175)	--	(67,689)	--

Interest income	120	--	356	--

Net loss	$(59,055)	$--	$(67,333)	$--

Basic and diluted loss per common share	$--	$--	$(0.000)	$(0.000)

Weighted average number of common shares used in per share calculations	49,918,961	40,668,961	49,918,961	40,668,961

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statement of Changes in Stockholders' Equity

(Unaudited)

	Common		Additional		Total
	shares	Common	paid-in	Retained	stockholders'
	outstanding	stock	capital	Earnings	equity

Balance, December 31, 2005	40,668,961	$40,669	$721,048	$(761,717)	$—

Net loss for the year ended
December 31, 2006	—	—	—	—	—

Balance December 31, 2006	40,668,961	40,669	721,048	(761,717)	—

Net loss for the three months
ended March 31, 2007	—	—	—	—	—

Balance March 31, 2007	40,668,961	40,669	721,048	(761,717)	—

Stock issued for note
receivable - April 2, 2007	9,250,000	9,250	—	—	9,250

Net loss for the nine months
ended December 31, 2007	—	—	—	(3,184)	(3,184)

Balance, December 31, 2007	49,918,961	49,919	721,048	(764,901)	6,066

Net loss for the nine months
ended September 30, 2008	—	—	—	(67,333)	(67,333)

Balance, September 30, 2008	49,918,961	$49,919	$721,048	$(832,234)	$(61,267)

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2008	2007
Cash flows used for operating activities
Net loss	$(67,333)	$—
Adjustment to reconcile net income to net cash provided by
operating activities
Change in operating assets and liabilities:
Increase in accounts payable	59,848	—
Increase in interest receivable	(356)	—

Cash flows used for operating activities	(7,841)	—

Cash flows from financing activities
Payments received from note receivable	2,098	—
Advances from officer	5,743	—

Cash flows from financing activities	7,841	—

Increase in cash and cash equivalents	—	—

Cash and cash equivalents - Beginning of period	—	—

Cash and cash equivalents - End of period	$—	$—

Supplemental Disclosures regarding cash flows
Interest paid	$—	$—
Income taxes paid	—	—

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

On May 11, 2007, the shareholders approved changing the corporate domicile from Washington to Nevada.  On June 21, 2007, Silver Hill Mines, Inc., a Nevada corporation, was organized as the merger partner.  On September 5, 2007, the change in domicile was completed by merging Silver Hill Mines, Inc., the Washington corporation into Silver Hill Mines, Inc., the Nevada corporation.  Silver Hill Mines, Inc., the Nevada corporation, was the surviving corporation.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended December 31, 2007, and for the nine months period ended September 30, 2008 there were no potential dilutive securities.

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

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” ( “FAS 144” ). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended December 31, 2007 or 2006. As of September 30, 2008 there were no options outstanding.

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

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with Ltd. exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No.  133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

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

	December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$1,230	$—
Less valuation allowance	(1,230)	(—)

Net Deferred Tax Asset	$—	$—

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

In the future, we plan to invest our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year.  As of September 30, 2008, we had no cash and cash equivalents subject to any market risk.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure is currently not material.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2008, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

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

Item 5.   Other Information.

OTC Electronic Bulletin Board Eligiblity

On October 1, 2008, our common stock became eligible for quotation on the FINRA Over-the-Counter Electronic Bulletin Board.  Our trading symbol is SLVH.

Change Transfer Agents

On September 12, 2008, we discharged Computershare Trust Company as our stock transfer registrar because Computershare notified us that the monthly maintenance fees for our account were going to double in cost.

We engaged Action Stock Transfer Corporation as our replacement stock transfer registrar.  Action’s contact information is as follows: Address: 7069 South Highland Dr., Suite 300, Salt Lake City, UT 84121, Tel. (801) 274-1088, Fax (801) 274-1099.

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

Dated:  November 3, 2008

SILVER HILL MINES, INC.

By:	/s/ Steve Bergstrom	By:	/s/ Patrick Downey
	Steve Bergstrom		Patrick Downey
Title:	President, CEO	Title:	CFO