Form 10-K
period 2008-12-31
SILVER HILL MINES INC
filed 2009-03-31
CIK 1434994

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 000-53236

Silver Hill Mines, Inc.

(Name of Issuer in its Charter)

Nevada	91-1257351
(State of Incorporation)	(IRS Employer Identification No.)

2802 South Man O’War, Veradale, WA	99037
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, (509)-891-8373

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes      . No  X .

Indicate by check  mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the  preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements for the past 90 days. Yes  X . No      .

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  Large accelerated filer      .  Accelerated filer      .  Non-accelerated filer      .  Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  X . No      .

State issuer’s revenues for its most recent fiscal year: $-0-

As of March 31, 2008, there were 49,918,961 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $822,464 based the average of the bid and asked price as quoted on the OTC Electronic Bulletin Board on March 31, 2009. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2009, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Transitional Small Business Disclosure Format: (Check One) Yes Yes      . No  X .

Silver Hill Mines, Inc.

FORM 10-K

December 31, 2008

		Page
PART I
		3
ITEM 1.	Description of Business	6
ITEM 1A.	Risk Factors	9
ITEM 1B.	Unresolved Staff Comments.
ITEM 2.	Description of Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to Vote of Security Holders

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
ITEM 6.	Selected Financial Data	10
ITEM 7.	Management's Discussion and Analysis or Plan of Operation	11
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	13
ITEM 8.	Financial Statements and Supplementary Data	14
ITEM 9.	Changes In and Disagreements With Accounting and Financial Disclosure	14
ITEM 9A.	Controls and Procedures	14
ITEM 9B.	Other Information	15

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	15
ITEM 11.	Executive Compensation	17
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
ITEM 13.	Certain Relationships and Related Transactions and Director Independence	20
ITEM 14.	Principal Accounting Fees and Services	21

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	21

SIGNATURES		23

PART I

Item 1. Business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

History

Silver Hill Mines, Inc. was incorporated under the laws of the State of Washington on March 27, 1961. The Company was organized primarily for the purpose of exploring for, acquiring and developing mineral properties with a potential for production. The company was the owner of a 24% interest in 130 acre tin and tungsten mineral prospect at Silver Hill located Spokane County, Washington. In the late 1980’s and 1990, the Company participated in a mineral prospect known as the Sandy Hill Mining Project located in Clark County, Nevada and the Young America Mine located near Kettle Falls, Washington. Neither of these projects was a commercially successful mining prospect. Since 1993, the Company has not conducted any mineral exploration or other active business operations and its activities have been confined to general and administrative functions maintaining the integrity of our corporate structure.

On May 11, 2007, we held an annual shareholder meeting. The shareholders approved increasing the authorized capital from 50,000,000 common shares to 250,000,000 common shares and 50,000,000 preferred shares. Additionally, the shareholders approved changing the corporate domicile from Washington to Nevada. On June 21, 2007, Silver Hill Mines, Inc., a Nevada corporation, was organized as the merger partner. On September 5, 2007, the change in domicile was completed by merging Silver Hill Mines, Inc., the Washington corporation into Silver Hill Mines, Inc., the Nevada corporation. Silver Hill Mines, Inc., the Nevada corporation, was the surviving corporation.

Present Business

Shell Company Status

Based on the lack of Company business activities since 1993, our Company is classified as a "shell" company by the Securities and Exchange Commission SEC). The term shell company means a Company, other than an asset-backed issuer as defined in Item 1101(b) of Regulation AB (§ 229.1101(b) of that chapter), that has:

(1) No or nominal operations; and

(2) Either:

(i) No or nominal assets;

(ii) Assets consisting solely of cash and cash equivalents; or

(iii) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

Searching for Business Combination Candidate

The Company is undercapitalized. A shareholder, Long Lane Capital, Inc., has agreed to advance funds to the Company or on behalf of the Company in order to (1) maintain the integrity of the corporate entity, and (2) pay general and administrative expenses related to transfer agency fees, financial accounting and auditing, and legal fees associated with initiating and preserving the corporate standing as an Securities and Exchange Commission reporting company.

We are seeking a business combination candidate that would bring revenue and, or asset value to the Company. A business combination candidate would most probably be a private company that seeks to become a publicly traded company through a business combination transaction with a publicly held and quoted company. Often times these business combination transactions are termed “reverse mergers or acquisitions whereby the private company acquires controlling interest in the publicly held company.

Perceived Benefits of Registering a Class of Common Stock with the Securities and Exchange Commission

There are certain perceived benefits to being a reporting company by registering a class of publicly-held securities. These are commonly thought to include the following:

•

the ability to use registered securities to make acquisitions of assets or businesses;

•

increased visibility in the financial community;

•

the facilitation of borrowing from financial institutions;

•

improved trading efficiency;

•

shareholder liquidity;

•

greater ease in subsequently raising capital;

•

compensation of key employees through stock options for which there may be a market valuation;

•

enhanced corporate image; and

•

a presence in the United States capital market.

Potential Business Combination Candidates

A business entity which may be interested in a business combination with our Company may include the following:

•

a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•

a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•

a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•

a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•

a foreign company which may wish an initial entry into the United States securities market; and

•

a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

•

Potential for growth, indicated by new technology, anticipated market expansion or new products;

•

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of management, either in place or schedule for recruitment;

•

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of  additional  securities,  through joint ventures or similar arrangements or from other sources;

•

The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•

The extent to which the business opportunity can be advanced;

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

Other Relevant Factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Business Combination

The manner in which the Company participates in business combination will depend upon the nature of the transaction, the respective needs and desires of the Company and the management and shareholders of the candidate company, and the relative negotiating strength of each.

It is likely that the Company will acquire its participation in a business combination through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Reports to Our Shareholders

The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

Item 1A. Risk Factors.

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the years ended December 31, 2007 and 2008, were audited by the Company's independent certified public accountants, whose report dated March 19, 2009 includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.

No Revenue and No Assets.

We have had no revenues or earnings from operations. We have no assets or financial resources. We will sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Speculative Nature of Proposed Operations.

The success of our proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of the identified business opportunity. While management intends to seek a business combination with an entity having an established operating history, there can be no assurance that we will be successful in locating a candidate meeting such criteria. In the event that we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Scarcity of and Competition for Business Opportunities and Combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

No Agreement for Business Combination or Other Transaction - No Standards for Business Combination.

We have no agreements with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria a target business opportunity will be required to have achieved in order for us to consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

The Effect Of A Reverse Split Of Our Common Stock Is Unknown.

At our 2007 Annual Meeting of Stockholders, our stockholders approved a proposal granting our board of directors the discretionary authority to implement a reverse stock split at any time, without further stockholders’ approval. The board of directors has no immediate plans to effectuate a reverse split. There is no range at which the board could implement the reverse stock split and the board has broad discretionary authority to determine the exact exchange ratio to be set. The effect of the reverse split upon the market price for our common stock cannot be accurately predicted. A reverse split will most likely be implemented in connection with a business combination transaction. Our current stockholders will experience substantial dilution. Furthermore, some of the shares issuable after a reverse split transaction may be with certain affiliated parties. Therefore, the share ownership positions of these parties in our company will increase while our other shareholders will experience disproportionate dilution of their stock ownership.

Limited Time.

While seeking a business combination, management anticipates devoting up to twenty hours per month to our business.

Conflicts of Interest - General.

Our officers, directors and affiliate shareholders participate in other business ventures that compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business.

Reporting Requirements May Delay or Preclude Acquisition.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires registrant companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition.

Lack of Market Research or Marketing Organization.

We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions we have contemplated. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

Lack of Diversification.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one business opportunity. Consequently, our activities will be limited to those engaged in by the business opportunity that we either merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Probable Change in Control and Management.

A business combination involving the issuance of our shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest of our Company. The resulting change in our control will likely result in removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

Reduction of Percentage Share Ownership Following Business Combination.

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in issuing our shares to shareholders of such private company. The issuance of our previously authorized and unissued shares would result in reduction in percentage of shares owned by our present shareholders and would most likely result in a change of our control and management.

Because we have nominal assets, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a Company that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet states that we have cash as our only asset therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult. See discussion under heading "New Rule 144" below.

Taxation.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Such transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences for us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Requirement of Audited Financial Statements May Disqualify Business Opportunities.

Our management believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

Sarbanes-Oxley Act of 2002

In the future, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

The SEC has proposed yet another one-year delay in implementation of an independent auditor’s attestation report on the internal controls for the smallest public companies. Chairman Cox had promised this delay in his testimony before the House Committee on Small Business in December 2007.

Under the proposal, non-accelerated filers would be required to provide auditor’s attestation reports beginning with their annual reports filed for fiscal years ending on, or after December 15, 2009. The proposal does not affect the requirement that management complete its own assessment of internal control over financial reporting – which is now required for all filers, regardless of size.

This report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment will require the disclosure of any material weaknesses in our internal control over financial reporting that may be identified by our management. This report will be required to contain a statement that our auditors have issued an attestation report on our management’s assessment of these internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

Upon implementation, we cannot be certain that we will be able to complete our assessment, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our managements report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance. We may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Item 1B. Unresolved Staff Comments. Not Applicable

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities. Company offices are located in the residence of the President on a “rent-free” basis.

Item 3. Legal Proceedings.

Presently, there are no material pending legal proceedings to which the Company is a party and the Company does not know, nor is it aware of any legal proceedings threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Electronic Bulletin Board. Our common stock became eligible for quotation on October 1, 2008. The following table sets forth the high and low bid prices of our common stock for the quarter ending December 31, 2008 and interim period March 31, 2009. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Bid Information

Fiscal Quarter Ended	Low	High

March 31, 2008	0.005	0.04
December 31, 2008	0.015	0.05
September 30, 2008	n/a	n/a
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a

(a)

Holders.

Our company has approximately 1,811 shareholders of its common stock as of December 31, 2008 holding 49,918,961 common shares.

(b)

Dividends.

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)

Recent Sales of Unregistered Securities

No securities were offered or sold during the fourth quarter.

(d)

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2008. Information is included for equity compensation plans not approved by our security holders.

Table 2.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	10,000,000	n/a	10,000,000
Equity Compensation Plans not approved by security holders	-0-	-0-	-0-
Total	10,000,000	n/a	10,000,000

(e) New Rule 144

As of the date of this registration statement, according to our stock registrar’s records, 18,704,157 of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act of 1933, as amended, (the “’33 Act”). These restricted shares may only be sold pursuant to an effective registration statement under the ’33 Securities Act or an exemption from registration, if available. The SEC adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The This Form 10 Registration Statement is a ’34 Act registration statement and will not cause these restricted shares to become available for public resale.

At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act.

Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

In order for these restricted shares to become capable of public resale under the new Rule 144, the Company plans to acquire a private operating company that is not a “shell company”. When we complete such an acquisition, we will be required to file a Current Report on Form 8-K that contains Form 10 type information about the private company and cease to be classified as a “shell company”. From the date that we file the Form 8-K containing the Form 10-type information, twelve consecutive months must pass before these restricted shares may be resold, so long as we have complied with the reporting requirements of the ’33 and, or the ’34 Act. We cannot give any assurances that we will be able to comply with these requirements. Consequently, all restricted securities may remain restricted indefinitely.

Item 6. Selected Financial Data. Not Applicable to Smaller Reporting Companies

Item 7. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

When used in this Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

We are filing this registration statement under the Exchange Act on a voluntary basis because management believes that our primary attraction as business combination candidate will be our status as a publicly held SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

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

Employees

The Company does not expect any significant change in the number of employees unless or until such time as it acquires a business opportunity.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Cash and Cash Equivalents

As of December 31, 2008, we had no cash or cash equivalents.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Debt

The interest rate on our outstanding debt obligations are fixed and are not subject to market fluctuations. Some of our convertible debt may have its interest costs increased if the debt is converted into common stock because the conversion price is a function of the market price of our common stock.

Item 8. Financial Statements and Supplementary Data.  See attached financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2008 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

Item 9A. Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

ITEM 9B. Other Information

On January 15, 2009, Patrick T. Downey, our Chief Financial Officer and member of the board of directors passed away unexpectedly. On February 24, 2009, Steve Bergstrom was appointed as Chief Financial Officer replacing the vacancy created when Mr. Downey passed away.

On February 24, 2009, the Company filed a Certificate of Designation authorizing Eleven Million Five Hundred Thousand (11,500,000) 2009 Series “A” Preferred shares. The 2009 Series “A” Preferred shares have Twenty (20) votes per share at any meeting of the shareholders where votes are submitted. To date, no shares have been issued.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

During fiscal year ending December 31, 2008, our officers and directors and affiliated shareholders information is as follows:

Name	Age	Position	Term

Steve Bergstrom	60	President, CEO,	1990-Present
		Director
Patrick Downey, C.P.A.	67	Secretary, Treasurer	4/07-01/15/09
		CFO, Director
Eric M. Wilson	56	Director	4/07-Present

Gregory M. Wilson	57	Control Person	4/07-Present

Steve Bergstrom: Mr. Bergstrom has acted as the Company’s President since 1990. Mr. Bergstrom is the President, principal executive officer and director of Golden Star Resource Corp. Golden Star has a class of stock registered with the SEC. Since April 1985, Mr. Bergstrom has been serving as President for Triad Exploration Inc. a private Washington based, exploration company. He founded Triad Exploration to exploit opportunities in the base and precious metal mining industry. Triad Exploration specializes in the acquisition of base and precious metal mining properties and also provides consulting services to other mineral exploration companies.

From December 1986 until February 2001, Mr. Bergstrom was Vice President of Mining Operations for Triumph Corporation, a private Colorado exploration company headquartered in Spokane Valley, WA. Triumph Corporation is a precious metals exploration company. Mr. Bergstrom currently sits on the Board of Directors of Triumph Corporation.

From September 1999 to March 2003, Mr. Bergstrom was a Director for Nevak Mining Ltd., a private Nevada based, gold producing company no longer in operation. The Mud Creek Mine on the Seward Peninsula in Alaska was the once operational mine of Nevak Mining.

Patrick T. Downey, C.P.A.: Mr. Downey holds a Bachelor of Arts in Professional Accounting and is a Certified Public Accountant in Washington State. He has acted as Chief Financial Officer, Corporate Controller and Operations Manager for private and publicly-held companies. His professional competency includes all phases of branch accounting and necessary functions for the preparation of corporate tax returns and financial statements. He has also been responsible for training and supervising accounting and operations personnel.

During the past five years Mr. Downey has worked with the following companies:

SIRTI, State of Washington, Spokane, Washington – Finance and Facilities 2006 to Present. Mr. Downey handles operations for Spokane SIRTI office including the preparation of budgets and financial statements.

Senior Optician Service, Inc. (OTC:BB SOSV) Spokane, WA – President, CEO, CFO June 2006-March 2008. Mr. Downey was responsible for operations of this SEC reporting company which was classified as a “shell company”. Mr. Downey worked on a part-time basis for Senior Optician Service, Inc.

Command Center, Inc. (CCNI:OTCBB, Post Falls, ID - Director of Taxation, 2005-2006. He was responsible for cleanup of tax liabilities for business combination transactions including registration with all states as branch offices opened with a national company. He was also responsible for managing daily cash flow requirements.

Touchmark Living Centers, Butte, MT - Chief Operating Officer 2005. He was responsible for operations of senior living facility including annual budget for 2006, marketing, community relations and daily staffing for a seven day week operation.

Visiontec Inc, Spokane, WA - Controller, 2002-2004. He was responsible for accounting, human resources and information technology departments including the preparation of budgets, forecasts and cash flow reports. He prepared monthly and annual financial statements and information for outside accountants.

3B's Transportation Company, Lewiston, ID - Chief Financial Officer, 2001. He was responsible for all financial aspects of the company including the preparation of all financial reports, budget forecasting and cash flow projections.

Eric M. Wilson, Director: For the past five years, Mr. Wilson has been self-employed in the construction business in Spokane, Washington. He holds an A.A.S. degree in Mechanical Engineering from Spokane Community College.

Gregory M. Wilson: Control Person. Mr. Wilson has voting and dispositive authority over Long Lane Capital, Inc. Long Lane Capital owns 26.77 percent of the issued and outstanding common stock of Silver Hill Mines, Inc. Mr. Wilson acts a legal counsel to the Company. Mr. Wilson, through Long Lane Capital, Inc. is financing the company’s operations. Mr. Wilson is licensed to practice law in the States of Washington and Idaho. He is a graduate of Gonzaga University School of Law. For the past 21 years, Mr. Wilson’s legal practice has been focused on corporate finance.

The term of office of each director expires at our annual meeting of shareholders or until their successors are duly elected and qualified.

B.

Significant Employees. None.

C.

Family Relationships. Eric M. Wilson is the brother of Gregory M. Wilson. Gregory M. Wilson has voting and dispositive control over Long Lane Capital, Inc., an affiliate shareholder of the Company.

D.

Involvement in Certain Legal Proceedings.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

•

Any bankruptcy petition filed by or against any business of which       such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended  or vacated, of  any court of competent jurisdiction, permanently or temporarily  enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

Being found by a court of competent jurisdiction (in a civil action),  the  Commission  or the  Commodity Futures Trading Commission to have violated a federal or state securities or commodities  law, and the  judgment  has not been reversed, suspended, or vacated.

E. The Board of Directors acts as the Audit Committee and the Board has no separate committees. Mr. Downey, is a Certified Public Accountant and is a qualified financial expert.

F. On April 29, 2008, our board of directors adopted our Code of Ethical Conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

•

Compliance with applicable governmental laws, rules and regulations,

•

The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

•

Accountability for adherence to the Code.

Item 11. Executive Compensation

The Company's officers and directors do not presently receive any compensation for their services rendered to the Company. No remuneration of any nature has been paid for or on account of services rendered by an officer or director in such capacity. The Company's officers and directors intend to devote no more than a few hours a week to our affairs.

The officers and directors of the Company will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

A stock option plan has been adopted by the Company for the benefit of its officers, directors, advisors and consultants. The shareholders approved the plan on May 7, 2007.

There are no understandings or agreements regarding compensation our management will receive before or after a business combination that is required to be included in this table, or otherwise. The board of directors may elect to compensate its officers and directors at any time for the value of their services provided to the Company.

Grants of Plan-Based Awards

There were no grants of plan based awards to any executive officer or director during the fiscal year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2008.

Director Compensation

Our directors have not been compensated for their services to the Company.

Meetings And Committees of The Board Of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the board of directors performing these functions are Steve Bergstrom, Patrick T. Downey and Eric M. Wilson. We have adopted a Compensation Committee Charter, Audit Committee Charter and Nomination and Governance Committee Charter. We have adopted guidelines for corporate governance and a policy with respect to related person transactions.

Compensation Committee

The board of directors, in its Compensation Committee role, will be responsible for reviewing performance of senior management, recommending compensation, and developing compensation strategies and alternatives for the Company.

Audit Committee

The board of directors, in its Audit Committee role, will be responsible for selecting the Company’s independent auditors, approve the scope of audit and related fees, and review financial reports, audit results, internal accounting procedures, related-party transactions, when appropriate, and programs to comply with applicable requirements relating to financial accountability. The Audit Committees function will include the development of policies and procedures for compliance by the Company and its officers and directors with applicable laws and regulations. The audit committee has reviewed and discussed the attached audited financial statements with management. The audit committee has received written disclosures from the independent accountant required by Independence Standard Board Standard No. 1, as amended, as adopted by the PCAOB in Rule 3600T and has discussed the independence of the company’s certifying accountant. Based on this review and discussion, the board of directors, in its audit committee role, recommended that the audited financial statements be included in this registration statement.

Nomination and Governance Committee

The board of directors, in its Nomination and Governance Committee role, will be responsible for recommendations to the Board of Directors respecting corporate governance principles; prospective nominees for director; Board member performance and composition; function, composition and performance of Board committees; succession planning; director and officer liability insurance coverage; and director’s responsibilities.

Audit Committee Financial Expert

Patrick T. Downey is a Certified Public Accountant and the Company’s audit committee financial expert.

Shareholder Communications

The Company does not currently have a process for security holders to send communications to the Board. Presently, it is not inappropriate for this Company to have a process because it has no assets and nominal operations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending arrangements that may cause a change in control. However, it is anticipated that there will be one or more changes of control, including adding members of management, possibly involving the private sale or redemption of our principal shareholder's securities or our issuance of additional securities, at or prior to the closing of a business combination.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules,  person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with  respect  to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 49,918,961 shares of common stock outstanding as of December 31, 2008.

Table 3.

	Amount and Nature
Name and	of Beneficial	Percentage
Address	Ownership	of Class

Steve Bergstrom (1)	299,750(1)	0.60%
2808 S. Man O’War
Veradale, WA 99037

Patrick T. Downey(2)	-0-	-0-
6912 S. Oak Rd.
Spokane, WA 99204

Eric M. Wilson(3)	-0-	-0-
14236 N. Tormey Rd.
Nine Mile Falls, WA 99026

Long Lane Capital, Inc.(4)	13,365,000(4)	26.77%
18610 E. 32nd Ave.
Greenacres, WA 99016

All Officers and
Directors as a group	299,750	0.60%

__________________

(1) Steve Bergstrom is the President, Chief Executive Officer and director of Silver Hill Mines, Inc. Includes 247,250 common shares owned by Steve Bergstrom, , and, 52,500 common shares held by Steve Bergstrom as Custodian for Jason D. Bergstrom.

(2) Patrick T. Downey is the Secretary, Treasurer and Chief Financial Officer and a member of the board of directors of Silver Hill Mines, Inc. Mr. Downey passed away January 15, 2009.

(3) Eric M. Wilson is a member of the board of directors.

(4) Includes 507,500 shares in the name of Steve Bergstrom, 1,525,000 common shares in the name of Triad Exploration, Inc. and 1,150,000 shares in the names of G. Brimhall, and 425,000 shares in the name of Erin Wilson. Long Lane Capital, Inc. purchased the Bergstrom, Triad Exploration, Brimhall and E. Wilson shares from Bergstrom and Triad. As of the date of this registration statement, these foregoing shares have not been transferred into the name of Long Lane Capital, Inc. Steve Bergstrom is the natural person who has voting and dispositive authority over Triad Exploration, Inc. Gregory M. Wilson is the natural person who has voting and dispositive control over Long Lane Capital, Inc. Mr. Wilson is legal counsel to the Silver Hill Mines, Inc. Eric M. Wilson, a member of the board of directors is Gregory Wilson’s brother.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Long Lane Capital, Inc., an affiliate shareholder owning 26.77% of the Company’s issued and outstanding common stock, is owned by Gregory M. Wilson. Long Lane Capital, Inc. has agreed to loan the Company funds for its limited operations. The Company entered into a legal engagement agreement with Mr. Wilson dated April 7, 2007. The Company will incur legal fees for Mr. Wilson’s services to the Company which will become due at the time the Company enters into a business combination transaction. Eric M. Wilson, a member of the Company’s board of directors, is the brother of Gregory M. Wilson. The dollar value of the legal engagement agreement is presently unknown, however, we believe that it will not exceed the $120,000 threshold for reporting related transactions.

Director Independence

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though such definition does not currently apply to us, because we are not listed on NASDAQ.

Policy With Respect To Related Person Transactions

On April 29, 2008, the Company’s board of directors adopted a policy with respect to related person transactions. The policy is that the Company will not enter into any transaction with any related person of any of the Corporation’s directors, director nominees, executive officers, officers, shareholders holding 5% or more of the Corporation’s stock and their respective family members without the written approval of the Audit Committee of the Corporation’s Board of Directors.

Prior to approving any transaction with a related person, the Audit Committee will determine that (i) there is a good faith business reason for the Corporation to engage in the transaction, (ii) the transaction is on terms not less fair to the Corporation than could be obtained for similar goods or services from an unrelated party as a result of arm's length negotiations, and (iii) with respect to the Corporation’s directors, director nominees, executive officers, and officers, such transaction will not compromise the independence of the involved director, director nominee, executive officer, or officer.

For purposes of this policy “transaction” includes, but is not limited to, any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships without regard to dollar value, “related person” means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, nominee for director, executive officer, officer, or shareholder holding 5% or more of the Corporation’s stock and any person (other than a tenant or employee) sharing the household of such director, executive officer or nominee for director, or shareholder.

The Audit Committee has reviewed the types of transactions described below and determined that each of the following will be deemed to be pre-approved by the Committee regardless of the amount:

1. Employment of Executive Officers. Any employment by the Corporation of an executive officer of the Corporation if the related compensation is required to be reported in the Company’s proxy statement under Item 402 of the Securities and Exchange Commission’s ("SEC’s") compensation disclosure requirements (generally applicable to "named executive officers").

2. Director compensation. Any compensation paid to a director if the compensation is required to be reported in the Corporation’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements.

Calling of Special Meeting of Shareholders. Subsequent to the date that this company is subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), special meetings of the shareholders for any purpose or purposes may be called at any time only by the Board of Directors or the Chairman of the Board (if one be appointed), the Chief Executive Officer or the President. Shareholders of this corporation will not have the right to call special meetings after such date.

Shareholder Voting on Extraordinary Actions. Subsequent to the date that this corporation is subject to the reporting requirements of Section 13 of the Exchange Act, pursuant to the authority granted under the NRS, the vote of shareholders of this corporation required in order to approve amendments to the Articles of Incorporation, a plan of merger or share exchange, the sale, lease, exchange, or other disposition of all or substantially all of the property of the corporation not in the usual and regular course of business, or dissolution of the corporation will be a majority of all of the votes entitled to be cast by each voting group entitled to vote thereon.

Control Share Acquisition Act. The provisions of NRS 78.378 to NRS 78.3793, inclusive, the “Control Share Acquisition Act”, do not apply to this company or to an acquisition of a controlling interest specifically by types of existing or future stockholders, whether or not identified. Additionally, the provisions of NRS 78.378 to NRS 78.3793, inclusive, do not restrict the directors of this corporation from taking action to protect the interests of the corporation and its stockholders, including, but not limited to, adopting or signing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power.

Combinations with Interested Stockholders. The provisions of NRS 78.411 to 78.444, inclusive, titled, “Combinations with Interested Stockholders” do not apply to this company.

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant during 2008 and 2007, E. Randall Gruber, CPA, as our auditor for our fiscal year ending December 31, 2008.

	Year End 12-31-07	Year End 12-31-08

Audit Fees	$2,000	$2,000
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other fees	-0-	-0-
Total Fees	$2,000	$2,000

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2008.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees paid for the periods.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2008.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during 2008 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List Financial Statements filed as a part of this Registration Statement

(b)List all Exhibits Required by Item 601

Description		Location of Exhibit

3.1	Articles of Incorporation	Incorporated by reference
Exhibit 3.1, Form 10 filed
May 14, 2008

3.2	By-Laws	Incorporated by reference
Exhibit 3.2, Form 10 filed
May 14, 2008

4.1	Stock Grant and Option Plan	Incorporated by reference
Exhibit 4.1, Form 10 filed
May 14, 2008

14.0	Code of Ethical Conduct	Incorporated by reference
Exhibit 14.0, Form 10 filed
May 14, 2008

99.1	Compensation Committee Charter	Incorporated by reference
Exhibit 99.1, Form 10 filed
May 14, 2008

99.2	Audit Committee Charter	Incorporated by reference
Exhibit 99.2, Form 10 filed
May 14, 2008

99.3	Nomination and Governance Committee	Incorporated by reference
	Charter	Exhibit 99.3, Form 10 filed
May 14, 2008

99.4	Guidelines for Corporate Governance	Incorporated by reference
Exhibit 99.4, Form 10 filed
May 14, 2008

99.5	Policy With Respect To Related	Incorporated by reference
	Person Transactions	Exhibit 99.5, Form 10 filed
May 14, 2008

31.1	Chief Executive Officer-Section 302	Included with this filing
Certification pursuant to
Sarbanes-Oxley Act

32.1	Chief Executive Officer-Section 906	Included with this filing
Certification pursuant to
Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 27, 2009

Silver Hill Mines, Inc.

/s/ Steve Bergstrom

By: Steve Bergstrom

Title: Pres./CEO/CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steve Bergstrom

By: Steve Bergstrom

Title: Director

/s/ Eric M. Wilson

By: Eric M. Wilson

Title: Director

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Silver Hill Mines, Inc.

We have audited the accompanying balance sheets of Silver Hill Mines, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Hill Mines, Inc.   as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note D to the financial statements conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note D.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

Lake Saint Louis, Missouri

March 19, 2009

Silver Hill Mines, Inc.

Balance Sheet

	December 31,
	2008	2007
Assets

Current assets
Cash and cash equivalents	$--	$--
Total current assets	--	--

Interest receivable	--	347
Note receivable - Related party	--	6,679

Total assets	$--	$7,026

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$86,506	$--
Due to related party	1,714	960
Total current liabilities	88,220	960

Stockholders' equity
Preferred stock, 50,000,000 shares authorized, par value $.001, no shares issued and outstanding	-	-
Common stock, 250,000,000 shares authorized, par value $.0001, 49,918,961 shares issued and outstanding	49,919	49,919
Additional paid-in capital	721,048	721,048
Retained earnings	(859,187)	(764,901)
Total stockholders' equity	88,220	6,066

Total liabilities and stockholders' equity	$--	$7,026

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

	For the year ended
	December 31,
	2008	2007

Revenues	$—	$—

General and administrative expenses	94,699	3,531

Loss from operations	(94,699)	3,531

Interest income	413	347

Net loss	$(94,286)	$(3,184)

Basic and diluted loss per common share	$(0.001)	$(0.000)

Weighted average number of common shares used in per share calculations	49,918,961	47,606,461

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statement of Changes in Stockholders' Equity

	Common		Additional		Total
	shares	Common	paid-in	Retained	stockholders'
	outstanding	stock	capital	Earnings	equity

Balance, December 31, 2005	40,668,961	$40,669	$721,048	$(761,717)	$—

Net loss for the year ended December 31, 2006	—	—	—	—	—

Balance December 31, 2006	40,668,961	40,669	721,048	(761,717)	—

Stock issued for note receivable	9,250,000	9,250	—	—	9,250

Net loss for the year ended December 31, 2007	—	—	—	(3,184)	(3,184)

Balance, December 31, 2007	49,918,961	49,919	721,048	(764,901)	6,066

Net loss for the year ended December 31, 2008	—	—	—	(94,287)	(94,287)

Balance, December 31, 2008	49,918,961	$49,919	$721,048	$(859,187	$(88,220)

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

	For the year ended
	December 31,
	2008	2007
Cash flows used for operating activities
Net loss	$(94,287)	$(3,184)
Adjustment to reconcile net income to net cash provided by operating activities
Change in operating assets and liabilities:
Increase in accounts payable	86,506
Increase in interest receivable	(412)	(347)

Cash flows used for operating activities	(8,193)	(3,531)

Cash flows from financing activities
Payments received from note receivable	2,098	2,571
Advances from officer	6,095	960

Cash flows from financing activities	8,193	960

Increase in cash and cash equivalents	—	—

Cash and cash equivalents - Beginning of period	—	—

Cash and cash equivalents - End of period	$—	$—

Supplemental Disclosures regarding cash flows
Interest paid	$—	$—
Income taxes paid	—	—
Note and accrued interest receivable applied to due to related party obligation	5,341	---
Stock issued in exchange for promissory note	---	9,250

See accompanying notes to financial statements

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - Organization and Description of Business

The Company was originally incorporated in the State of Washington on March 27, 1961, for the primary purpose of acquiring and developing mining properties. The Company has not attained commercial mining operations since its inception.

On May 11, 2007 the shareholders approved changing the corporate domicile Washington to Nevada. On June 21, 2007, Silver Hill Mines, Inc., a Nevada corporation, was organized as the merger partner.  On September 5, 2007, the change in domicile was completed by merging Silver Hill Mines, Inc., the Washington corporation into Silver Hill Mines, Inc., the Nevada corporation.  Silver Hill Mines, Inc., the Nevada corporation, was the surviving corporation.

NOTE B - Preparation of Financial Statements

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

NOTE C - Summary of Significant Accounting Policies

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

Income taxes

The Company has adopted SFAS no 109, “ Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “ Earnings per Share” . The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended May 31, 2006, and for the period May 7, 2002 (date of inception) through September 30,2006 there were no potential dilutive securities.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended December 31, 2008 or 2007. As of December 31, 2008 there were no options outstanding.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 became effective for the Company on January 1, 2009 and requires retroactive application. The Company does not expect this statement to have an impact on its financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 became effective for the Company on January 1, 2009 and requires retroactive application. The Company does not expect this statement to have an impact on its financial statements.

In November 2008, the FASB ratified the consensus reached by the EITF on Issue EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The prospective provisions of EITF 08-6 were effective for the Company on January 1, 2009. The adoption of EITF 08-6 is not expected to have an impact on the Company’s financial position, cash flows, or results of operations

NOTE D - Going Concern Uncertainty

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

 SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE E - Income Taxes

The components of income tax (benefit) expense for the six months periods ended December 31, 2008 and 2007, respectively, are as follows:

Nine months period ended
December 31,
	2008	2007
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

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

The Company's income tax expense (benefit) for the nine months ended December 31, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended
	December 31,
	2008	2007

Statutory rate applied to loss before income taxes	$(33,000)	$(1,230)

Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset	33,000	1,230

Income tax expense	$—	$—

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007

Deferred tax assets
Net operating loss carryforwards	$33,000	$1,230
Less valuation allowance	(33,000)	(1,230)

Net Deferred Tax Asset	$—	$—

During the year ended December 31, 2008 and 2007, respectively, the reserve for the deferred current tax asset increased by approximately $33,000 and $1,230 respectively.

NOTE F - Related Party Transactions

On April 2, 2007, the Company’s Board of Directors authorized the issuance of 9,250,000 shares of the Company’s restricted common stock at par value totaling $9,250. Consideration for the shares was a promissory note issued by a corporation controlled by a related party in the amount of $9,250 with interest at 5% per annum until paid. At December 31, 2007 the balance of the note receivable was $6,679 and interest receivable totaled $334.

A related party has advanced $6,703 to the Company. As of December 31, 2008, the related party accepted as partial payment, the note receivable and accrued interest receivable, described above.  The balance of the note receivable and accrued balance was $5,341. The remaining advance in the amount of $1,714 has no due date and is non-interest bearing.

NOTE G – Subsequent Event

On February 24, 2009, the Company filed a Certificate of Designation authorizing eleven million five hundred thousand (11,500,000) 2009 Series “A” Preferred shares.  The 2009 Series “A” Preferred shares have twenty (20) votes per share at any meeting of the shareholders where votes are submitted.