Form 10-Q
period 2009-03-31
SILVER HILL MINES INC
filed 2009-05-13
CIK 1434994

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):     Large accelerated filer      , Accelerated filer      , Non-accelerated filer      , Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  X .  No      .

APPLICABLE ON TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes      .No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 1, 2009 we had 49,918,961 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total assets	$-	$-
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$95,816	$86,506
Due to related party	1,714	1,714
Total current liabilities	97,530	88,220
Stockholders' equity
Preferred stock, 50,000,000 shares authorized,
par value $.001, no shares issued and
outstanding	-	-
Common stock, 250,000,000 shares authorized,
par value $.0001, 49,918,961 shares issued and
outstanding	49,919	49,919
Additional paid-in capital	721,048	721,048
Retained earnings	(868,497)	(859,187)
Total stockholders' equity	97,530	88,220
Total liabilities and stockholders' equity	$-	-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended
	March 31
	2009	2008
Revenues	$—	$—

General and administrative expenses	9,310	606

Loss from operations	(9,310)	(606)

Interest income	-	116

Net loss	$(9,310)	$(490)

Basic and diluted loss per common share	$(0.000)	$(0.000)

Weighted average number of common shares used
in per share calculations	49,918,961	49,918,961

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statement of Changes in Stockholders' Equity

(Unaudited)

	Common		Additional		Total
	shares	Common	paid-in	Retained	stockholders'
	outstanding	stock	capital	Earnings	equity

Balance, December 31, 2006	40,668,961	$40,669	$721,048	$(761,717	$—
Stock issued for note
receivable - April 2, 2007	9,250,000	9,250	—	—	9,250

Net loss for the year ended
December 31, 2007	—	—	—	(3,184)	(3,184)

Balance, December 31, 2007	49,918,961	49,919	721,048	(764,901)	6,066

Net loss for the year
ended December 31, 2008	—	—	—	(94,287)	(94,287)

Balance, December 31, 2008	49,918,961	49,919	721,048	(859,187)	(88,220)

Net loss for the three months
ended March 31, 2009	—	—	—	(9,310)	(9,310)

Balance, March 31, 2009	49,918,961	$49,919	$721,048	$(868,497)	$97,530

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the three months
	March 31,
	2009	2008
Cash flows used for operating activities
Net loss	$(9,310)	$(490)
Adjustment to reconcile net income to net cash provided by
operating activities
Change in operating assets and liabilities:
Increase in interest receivable	—	(116)
Increase in accounts payable	9,310	—

Cash flows used for operating activities	—	(606)

Cash flows from financing activities
Payments received from note receivable	—	—
Advances from officer	—	606

Cash flows from financing activities	—	606

Increase in cash and cash equivalents	—	—

Cash and cash equivalents - Beginning of period	—	—

Cash and cash equivalents - End of period	$—	$—

Supplemental Disclosures regarding cash flows
Interest paid	$—	$—
Income taxes paid	—	—

See accompanying notes to financial statements

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “ Earnings per Share” . The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended December 31, 2008, and for the three month period ended March 31, 2009 there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit

Special purpose entities

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended December 31, 2008 or 2007. As of March 31, 2009 there were no options outstanding.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The adoption of this pronouncement had no effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with Ltd. exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The adoption of this pronouncement had no effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this pronouncement had no effect on the Company’s financial statements.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this pronouncement had no effect on the Company’s financial statements.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The adoption of this pronouncement had no effect on the Company’s financial statements.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

In May 2008, the FASB issued FSP Accounting Principles Board Opinion ( “APB” ) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ( “FSP APB 14-1” ), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 became effective for the Company on January 1, 2009 and requires retroactive application. The adoption of this pronouncement had no effect on the Company’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” ( “FSP EITF 03-6-1” ), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 became effective for the Company on January 1, 2009 and requires retroactive application. The adoption of this pronouncement had no effect on the Company’s financial statements.

In November 2008, the FASB ratified the consensus reached by the EITF on Issue EITF No. 08-6, “Equity Method Investment Accounting Considerations” ( “EITF 08-6” ), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The prospective provisions of EITF 08-6 were effective for the Company on January 1, 2009 . The adoption of this pronouncement had no effect on the Company’s financial statements.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

NOTE E - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2008 and 2007, respectively, are as follows:

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

The Company's income tax expense (benefit) for the years ended December 31, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended
	December 31,
	2008	2007

Statutory rate applied to loss before income taxes	$(33,000)	$(1,230)

Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset	33,000	1,230

Income tax expense	$—	$—

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

NOTE E - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2008 and 2007, respectively, are as follows:

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

NOTE G – 2009 Series “A” Preferred shares

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

In the future, we plan to invest our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. As of March 31, 2009, we had no cash and cash equivalents subject to any market risk.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of Mary 31, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of March 31, 2009, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 1A. Risk Factors

There have been no material changes from risk factors disclosed in our Form 10-K filed on March 31, 2009.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults upon Senior Securities. None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.

Other Information.

None

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

Dated:  May 12, 2009

SILVER HILL MINES, INC.

By: /s/ Steve Bergstrom

Steve Bergstrom

Title: President, CEO/CFO