Form 10-Q
period 2009-06-30
SILVER HILL MINES INC
filed 2009-08-14
CIK 1434994

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 1, 2009 we had 49,918,961 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$95,981	$86,506
Due to related party	1,714	1,714
Total current liabilities	97,695	88,220

Stockholders' equity
Preferred stock, 50,000,000 shares authorized,
par value $.001, no shares issued and
outstanding	-	-
Common stock, 250,000,000 shares authorized,
par value $.0001, 49,918,961 shares issued and
outstanding	49,919	49,919
Additional paid-in capital	721,048	721,048
Retained earnings	(868,662)	(859,187)
Total stockholders' equity	(97,695)	(88,220)

Total liabilities and stockholders' equity	$-	$-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended

	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$--	$--	$--	$--

General and administrative expenses	165	7,908	9,475	8,514

Loss from operations	(165)	(7,908)	(9,475)	(8,514)

Interest income	-	120	-	236

Net loss	$(165)	$(7,788)	$(9,475)	$(8,278)

Basic and diluted loss per common share	$--	$--	$(0.000)	$(0.000)

Weighted average number of common shares used in per share calculations	49,918,961	40,668,961	49,918,961	40,668,961

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2009	2008
Cash flows used for operating activities
Net loss	$(9,475)	$(8,278)
Adjustment to reconcile net income to net cash provided by
operating activities
Change in operating assets and liabilities:
Increase in accounts payable	9,475	7,088
Increase in interest receivable	-	(236)

Cash flows used for operating activities	-	(1,426)

Cash flows from financing activities
Payments received from note receivable	-	820
Advances from officer	-	606

Cash flows from financing activities	-	1,426

Increase in cash and cash equivalents	—	—

Cash and cash equivalents - Beginning of period	—	—

Cash and cash equivalents - End of period	$—	$—

Supplemental Disclosures regarding cash flows
Interest paid	$—	$—
Income taxes paid	—	—

See accompanying notes to financial statements

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

The Company has evaluated subsequent events through the time the June 30, 2009 Form 10-Q was filed with the Securities and Exchange Commission on August 14, 2009, which is the date the financial statements were issued.  No events have occurred subsequent to June 30, 2009 that require disclosure or recognition in these financial statements.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “ Earnings per Share” . The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended December 31, 2008, and for the six month period ended June 30, 2009 there were no potential dilutive securities.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended December 31, 2008 or 2007. As of June 30, 2009 there were no options outstanding.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

June 30, 2009

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

June 30, 2009

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

June 30, 2009

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

For the year ended
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

June 30, 2009

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

In the future, we plan to invest our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year.  As of June 30, 2009, we had no cash and cash equivalents subject to any market risk.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of June 30, 2009, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Dated:  August 12, 2009

SILVER HILL MINES, INC.

By: /s/ Steve Bergstrom

Steve Bergstrom

Title: President, CEO/CFO