Form 10-Q
period 2009-09-30
SILVER HILL MINES INC
filed 2009-11-16
CIK 1434994

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2009

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number    000-53236

SILVER HILL MINES, INC.

----------------------------------------------

(Name of Small Business Issuer in its Charter)

NEVADA                             91-1257351

----------------------             -------------------------

(State of Incorporation)           (IRS Employer identification No.)

2802 South Man O’War, Veradale, WA             99037

-------------------------------------------------------

(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, (509)891-8373

-------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 16, 2009 we had 49,918,961 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$99,461	$86,506
Due to related party	1,714	1,714
Total current liabilities	101,175	88,220

Stockholders' equity
Preferred stock, 50,000,000 shares authorized,
par value $.001, no shares issued and
outstanding	-	-
Common stock, 250,000,000 shares authorized,
par value $.0001, 49,918,961 shares issued and
outstanding	49,919	49,919
Additional paid-in capital	721,048	721,048
Retained earnings	(872,142)	(859,187)
Total stockholders' equity	(101,175)	(88,220)

Total liabilities and stockholders' equity	$-	$-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$--	$--	$--	$--

General and administrative expenses	3,480	59,175	12,955	67,689

Loss from operations	(3,480)	(59,175)	(12,955)	(67,689)

Interest income	-	120	-	356

Net loss	$(3,480)	$(59,055)	$(12,955)	$(67,333)

Basic and diluted loss per common share	$--	$--	$(0.000)	$(0.000)

Weighted average number of common shares used in per share calculations	49,918,961	40,668,961	49,918,961	40,668,961

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2009	2008
Cash flows used for operating activities
Net loss	$(12,955)	$(67,333)
Adjustment to reconcile net income to net cash provided by
operating activities
Change in operating assets and liabilities:
Increase in accounts payable	12,955	59,848
Increase in interest receivable	-	(356)

Cash flows used for operating activities	-	(7,841)

Cash flows from financing activities
Payments received from note receivable	-	2,098
Advances from officer	-	5,743

Cash flows from financing activities	-	7,841

Increase in cash and cash equivalents	—	—

Cash and cash equivalents - Beginning of period	—	—

Cash and cash equivalents - End of period	$—	$—

Supplemental Disclosures regarding cash flows
Interest paid	$—	$—
Income taxes paid	—	—

See accompanying notes to financial statements

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

The Company has evaluated subsequent events through the time the September 30, 2009 Form 10-Q was filed with the Securities and Exchange Commission on November 16, 2009, which is the date the financial statements were issued.  No events have occurred subsequent to September 30, 2009 that require disclosure or recognition in these financial statements.

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

Income taxes

The Company has adopted FASB ASC Topic regarding, “ Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with FASB ASC Topic regarding  “Earnings per Share” . The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended December 31, 2008, and for the nine month period ended September 30, 2009 there were no potential dilutive securities.

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

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB ASC Topic regarding, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued.   This topic clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic regarding, “Share-Based Payment.  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year ended December 31, 2008 or 2007. As of September 30, 2009 there were no options outstanding.

Business segments

FASB ASC Topic regarding  “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company has evaluated the requirements of this Topic  and has determined that it is not applicable.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Recently issued accounting pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

•

FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

•

FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

•

FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

•

FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

•

FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

•

FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

•

FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Cash and Cash Equivalents

In the future, we plan to invest our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year.  As of September 30, 2009, we had no cash and cash equivalents subject to any market risk.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2009, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 5.

Other Information.   None

Item 6.

Exhibits

(a) Exhibits

Exhibit No.

Description

31

Chief Executive/Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

32

Chief Executive/Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 16, 2009

SILVER HILL MINES, INC.

By: /s/ Steve Bergstrom

Steve Bergstrom

Title: President, CEO/CFO