Form 10-K
period 2009-12-31
SILVER HILL MINES INC
filed 2010-04-06
CIK 1434994

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53236

Silver Hill Mines, Inc.

(Name of Issuer in its Charter)

Nevada	91-1257351
(State of Incorporation)	(IRS Employer Identification No.)

2802 South Man O’War, Veradale, WA	99037
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, (509) 891 – 8373

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

Transitional Small Business Disclosure Format: (Check One) Yes      . No  X .

Silver Hill Mines, Inc.

FORM 10-K

December 31, 2009

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

Item 1A. Risk Factors.

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the years ended December 31, 2009 and 2008, were audited by the Company's independent certified public accountants, whose report dated April 5, 2010 includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.

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

The SEC has amended temporary rules that require companies that are non-accelerated filers to include in their annual reports an attestation report of their independent auditor on internal control over financial reporting for fiscal years ending on or after December 15, 2009. The amendments extend the compliance date for filing attestation reports. The rules require non-accelerated filers to file the auditor's attestation report on internal control over financial reporting when filing an annual report for a fiscal year ending on or after June 15, 2010. This rule is effective December 18, 2009. The Commission also extended the effectiveness of Regulation S-X Section 210.2-02T and Regulation S-B Section 229.308T through December 15, 2010.

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

Table 1.

Bid Information

Fiscal Quarter Ended	Low	High

March 31, 2010	0.005	0.04
December 31, 2009	0.005	0.04
September 30, 2009	0.005	0.04
March 31, 2009	0.005	0.04
December 31, 2008	0.015	0.05
September 30, 2008	n/a	n/a
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a

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

Cash and Cash Equivalents

As of December 31, 2009, we had no cash or cash equivalents.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2009 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. During fiscal year ending December 31, 2009, our officers and directors and affiliated shareholders information is as follows:

Name	Age	Position	Term

Steve Bergstrom	61	President, CEO, CFO, Director	1990-Present

Patrick Downey, C.P.A. (1)	67	Secretary, Treasurer, CFO, Director	4/07-01/15/09

Eric M. Wilson	57	Director	4/07-Present

Gregory M. Wilson	58	Control Person	4/07-Present

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

On, or about February 26, 2010, Mr. Bergstrom filed a petition for bankruptcy protection in the U.S. Bankruptcy Court, District of Idaho.

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

Touchmark Living Centers, Butte, MT - Chief Operating Officer 2005

He was responsible for operations of senior living facility including annual budget for 2006, marketing, community relations and daily staffing for a seven day week operation.

Visiontec Inc,  Spokane, WA - Controller, 2002-2004

He was responsible for accounting, human resources and information technology departments including the preparation of budgets, forecasts and cash flow reports.  He prepared monthly and annual financial statements and information for outside accountants.

3B's Transportation Company, Lewiston, ID - Chief Financial Officer, 2001

He was responsible for all financial aspects of the company including the preparation of all financial reports, budget forecasting and cash flow projections.

Mr. Downey passed away January 15, 2009.

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

D.

Involvement in Certain Legal Proceedings.

Except as disclosed above in paragraph A relating to Steve Bergstrom’s bankruptcy petition, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

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

E. The Board of Directors acts as the Audit Committee and the Board has no separate committees. No board member is a qualified financial expert.

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

Grants of Plan-Based Awards

There were no grants of plan based awards to any executive officer or director during the fiscal year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2009.

Director Compensation

Our directors have not been compensated for their services to the Company.

Meetings And Committees of The Board Of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the board of directors performing these functions are Steve Bergstrom and Eric M. Wilson. We have adopted a Compensation Committee Charter, Audit Committee Charter and Nomination and Governance Committee Charter. We have adopted guidelines for corporate governance and a policy with respect to related person transactions.

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

Audit Committee Financial Expert

The Company has no audit committee financial expert.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 49,918,961 shares of common stock outstanding as of December 31, 2009.

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

	Year End 12-31-08	Year End 12-31-09

Audit Fees	$2,000	$2,500
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other fees	-0-	-0-
Total Fees	$2,000	$2,500

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2008 or 2009.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees paid for the periods.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2009.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during 2009 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List Financial Statements filed as a part of this Registration Statement

(b)List all Exhibits Required by Item 601

Description		Location of Exhibit

3.1	Articles of Incorporation	Incorporated by reference Exhibit 3.1, Form 10 filed May 14, 2008

3.2	By-Laws	Incorporated by reference Exhibit 3.2, Form 10 filed May 14, 2008

4.1	Stock Grant and Option Plan	Incorporated by reference Exhibit 4.1, Form 10 filed May 14, 2008

14.0	Code of Ethical Conduct	Incorporated by reference Exhibit 14.0, Form 10 filed May 14, 2008

99.1	Compensation Committee Charter	Incorporated by reference Exhibit 99.1, Form 10 filed May 14, 2008

99.2	Audit Committee Charter	Incorporated by reference Exhibit 99.2, Form 10 filed May 14, 2008

99.3	Nomination and Governance Committee Charter	Incorporated by reference Exhibit 99.3, Form 10 filed May 14, 2008

99.4	Guidelines for Corporate Governance	Incorporated by reference Exhibit 99.4, Form 10 filed May 14, 2008

99.5	Policy With Respect To Related Person Transactions	Incorporated by reference Exhibit 99.5, Form 10 filed May 14, 2008

31.1	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act	Included with this filing

32.1	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 27, 2010

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

By: Eric M. Wilson

Title: Director

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Silver Hill Mines, Inc.

We have audited the accompanying balance sheets of Silver Hill Mines, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Hill Mines, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Lake Saint Louis, Missouri

April 5, 2010

Silver Hill Mines, Inc.

Balance Sheet

	December 31,
	2009	2008
Assets

Current assets
Cash and cash equivalents	$--	$--
Total current assets	--	--

Total assets	$--	$--

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$101,836	$86,506
Due to related party	1,714	1,714
Total current liabilities	103,550	88,220

Stockholders' equity
Preferred stock, 50,000,000 shares authorized, par value $.001, no shares issued and outstanding	-	-
Common stock, 250,000,000 shares authorized, par value $.0001, 49,918,961 shares issued and outstanding	49,919	49,919
Additional paid-in capital	721,048	721,048
Retained earnings	(874,517)	(859,187)
Total stockholders' equity	(103,550)	(88,220)

Total liabilities and stockholders' equity	$--	$--

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

	For the year ended
	December 31,
	2009	2008

Revenues	$—	$—

General and administrative expenses	15,330	94,699

Loss from operations	(15,330)	(94,699)

Interest income	--	413

Net loss	$(15,330)	$(94,286)

Basic and diluted loss per common share	$(0.000)	$(0.001)

Weighted average number of common shares used in per share calculations	49,918,961	49,918,961

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statement of Changes in Stockholders' Equity

	Common		Additional		Total
	shares	Common	paid-in	Retained	stockholders'
	outstanding	stock	capital	Earnings	equity

Balance December 31, 2007	49,918,961	$49,919	$721,048	$(764,901)	$6,066

Net loss for the year ended December 31, 2008	—	—	—	(94,287)	(94,287)

Balance, December 31, 2008	49,918,961	49,919	721,048	(859,187)	(88,220)

Net loss for the year ended December 31, 2009	—	—	—	(15,330)	(15,330)

Balance, December 31, 2009	49,918,961	$49,919	$721,048	$(874,517)	$(103,550)

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

	For the year ended
	December 31,
	2009	2008
Cash flows used for operating activities
Net loss	$(15,330)	$(94,287)
Adjustment to reconcile net income to net cash provided by operating activities
Change in operating assets and liabilities:
Increase in accounts payable	15,330	86,506
Increase in interest receivable	---	(412)

Cash flows used for operating activities	---	(8,193)

Cash flows from financing activities
Payments received from note receivable	---	2,098
Advances from officer	---	6,095

Cash flows from financing activities	---	8,193

Increase in cash and cash equivalents	—	—

Cash and cash equivalents - Beginning of period	—	—

Cash and cash equivalents - End of period	$—	$—

S Supplemental Disclosures regarding cash flows
Interest paid	$—	$—
Income taxes paid	—	—
Note and accrued interest receivable applied to due to related party obligation	---	5,341

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

Fair Value Measurements

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

The Company did not identify any non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

In February 2007, the FASB issued ASC 825-10 “Financial Instruments.”ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

Income taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years ended December 31, 2009, and 2008 there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit

Special purpose entities

The Company does not have any off-balance sheet financing activities.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2009, the Company had not experienced impairment losses on its long-lived assets.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718 “Compensation-Stock Compensation,” using the modified-prospective transition method. Under this method, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted, modified or settled after the adoption date. In accordance with ASC 718, the unamortized portion of options granted prior to the adoption date is recognized into earnings after adoption. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Under ASC 718, stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes models are based upon the following data: (1) The expected life of the option, estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility of the underlying shares over the expected term of the option, based upon historical share price data. (3) The risk free interest rate, based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) Expected dividends, based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate, based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

In accordance with ASC 718, the benefits of tax deductions in excess of the compensation cost recognized for options exercised during the period are classified as financing cash inflows rather than operating cash inflows.

The Company did not grant any new employee options and no options were cancelled or exercised during the year ended December 31, 2009 or 2008. As of December 31, 2009 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2009 and December 31, 2008.

Recently issued accounting pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the consolidated financial statements.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

NOTE D - Going Concern Uncertainty

The Company has had no significant operations, assets or liabilities since 1993 and, accordingly, is fully dependent on either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE E - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2009 and 2008, respectively, are as follows:

Years ended
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

The Company's income tax expense (benefit) for the years ended December 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended
	December 31,
	2008	2007

Statutory rate applied to loss before income taxes	$(5,200)	$(33,000)

Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset	5,200	33,000

Income tax expense	$—	$—

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards	$33,000	$1,230
Less valuation allowance	(33,000)	(1,230)

Net Deferred Tax Asset	$—	$—

During the year ended December 31, 2009 and 2008, respectively, the reserve for the deferred current tax asset increased by approximately $33,000 and $1,230 respectively.

NOTE F - Related Party Transactions

On April 2, 2007, the Company’s Board of Directors authorized the issuance of 9,250,000 shares of the Company’s restricted common stock at par value totaling $9,250. Consideration for the shares was a promissory note issued by a corporation controlled by a related party in the amount of $9,250 with interest at 5% per annum until paid. At December 31, 2009 the balance of the note receivable was $-0- and interest receivable totaled $-0-.

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