Form 10-Q
period 2010-03-31
SILVER HILL MINES INC
filed 2010-05-19
CIK 1434994

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number    000-53236

SILVER HILL MINES, INC.

(Name of Small Business Issuer in its Charter)

NEVADA	91-1257351
(State of Incorporation)	(IRS Employer identification No.)

2802 South Man O’War, Veradale, WA	99037
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, (509)891-8373

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer [ ], Accelerated filer [ ], Non-accelerated filer [ ], Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of May 10, 2010 we had 49,918,961 shares of common stock issued and outstanding.

Silver Hill Mines Inc.

Form 10Q

For the period ended March 31, 2010

Table of Contents

PART I-FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

15

Item 4T.

Controls and Procedures.

15

PART II-OTHER INFORMATION

17

Item 1.

Legal Proceedings.

17

Item 1A.

Risk Factors

17

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.

Defaults upon Senior Securities.  None.

17

Item 4.

Removed and Reserved.

17

Item 5.

Other Information.

17

Item 6.

Exhibits

18

SIGNATURES

19

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	March 31,		December 31,
	2010		2009
Assets
Current assets
Cash and cash equivalents	$-		$-
Total current assets	-		-
Total assets	$-		$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,658		$--
Accounts payable – Related party	101,968		101,836
Due to related party	1,714		1,714
Total current liabilities	105,340		103,550

Stockholders' equity
Preferred stock, 50,000,000 shares authorized,
par value $.001, no shares issued and
outstanding	-		-
Common stock, 250,000,000 shares authorized,
par value $.0001, 49,918,961 shares issued and
outstanding	49,919		49,919
Additional paid-in capital	721,048		721,048
Retained earnings	(876,307)		(874,517)
Total stockholders' equity	105,340		(103,550)
Total liabilities and stockholders' equity	$-	S	-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended
	March 31
	2010	2009
Revenues	$-	$-

General and administrative expenses	1,790	9,310

Loss from operations	(1,790)	(9,310)

Interest income	-	-

Net loss	$(1,790)	$(9,310)

Basic and diluted loss per common share	$(0.000)	$(0.000)

Weighted average number of common shares used
in per share calculations	49,918,961	49,918,961

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the three months
	March 31,
	2010	2009
Cash flows used for operating activities
Net loss	$(1,790)	$(9,310)
Adjustment to reconcile net income to net cash provided by
operating activities
Change in operating assets and liabilities:
Increase in accounts payable – Related party	1,790	9,310

Cash flows used for operating activities	-	-

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2009 included in our Form 10-K filed on April 6, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three months ended March 31, 2010, and 2009 there were no potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2010, the Company had not experienced impairment losses on its long-lived assets.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company did not grant any new employee options and no options were cancelled or exercised during the three months periods ended March 31, 2010 or 2009. As of March 31, 2010 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2010 and March 31, 2009.

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

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE E - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2009 and 2008, respectively, are as follows:

Years ended
December 31,
	2009	2008
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

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

The Company's income tax expense (benefit) for the years ended December 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended
	December 31,
	2009	2008

Statutory rate applied to loss before income taxes	$(5,200)	$(33,000)

Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset	5,200	33,000

Income tax expense	$-	$-

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

	December 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards	$33,000	$1,230
Less valuation allowance	(33,000)	(1,230)

Net Deferred Tax Asset	$-	$-

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

A related party has advanced $101,968 to the Company in the form of payments to contractors and vendors.  The liability to another related party is reflected as a current liability on the Company’s balance sheet.   The same related party has advanced $6,703 to the Company. As of December 31, 2008, the related party accepted as partial payment, the note receivable and accrued interest receivable, described above. The balance of the note receivable and accrued balance was $5,341. The remaining advance in the amount of $1,714 has no due date, is non-interest bearing and is reflected as a current liability on the Company’s balance sheet.

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

Not Applicable to Smaller Reporting Companies.

Item 4T.  Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of March 31, 2010, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults upon Senior Securities.

None.

Item 4.

Removed and Reserved.

Item 5.

Other Information.

On May 12, 2010, the Company’s board of directors authorized amending the Certificate of Designation which was filed authorizing 11,500,000 shares of 2009 Series “A” Preferred Stock. The amendment increased the 2009 Series “A” Preferred stock from 11,500,000 to 12,000,000 and added a convertibility feature permitting the 2009 Series “A” Preferred stock to be convertible into common shares at the rate of twenty (20) shares of common stock for each single (1) share of Series “A” Preferred Stock.

On May 12, 2010, the Board of Directors authorized the Company to issue Gregory M. Wilson, an affiliate shareholder, 10,000,000 shares of 2009 Series “A” Preferred stock in exchange for all corporate debt owed to Mr. Wilson which is $101,968. The Preferred shares issued to Mr. Wilson represent voting control of the Company. Presently, Mr. Wilson, has the ability to vote the shares owned by Long Lane Capital, Inc. which represents 26.77% of the Company’s common stock.  The voting power of the Preferred Stock gives Mr. Wilson voting control of the Company.

Security Ownership of Certain Beneficial Owners.

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with  respect  to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 49,918,961 shares of common stock outstanding as of May 12, 2010.

Table 1 Common Stock Ownership
	Amount and Nature
Name and	of Beneficial	Percentage
Address	Ownership	of Class
Long Lane Capital, Inc.(4)	13,365,000(1)	26.77%
18610 E. 32nd Ave.
Greenacres, WA 99016

Gregory M. Wilson
18610 E. 32nd Ave.
Greenacres, WA 99016	200,000,000 (2)	100%

____________________

(1

Includes 507,500 shares in the name of Steve Bergstrom, 1,525,000 common shares in the name of Triad Exploration, Inc. and 1,150,000 shares in the names of G. Brimhall, and 425,000 shares in the name of Erin Wilson (no relation to Eric or Greg Wilson). Long Lane Capital, Inc. purchased the Bergstrom, Triad Exploration, Brimhall and E. Wilson shares from Bergstrom and Triad. The foregoing shares have not been transferred into the name of Long Lane Capital, Inc. Steve Bergstrom is the natural person who has voting and dispositive authority over Triad Exploration, Inc.  Gregory M. Wilson is the natural person who has voting and dispositive control over Long Lane Capital, Inc. Mr. Wilson is legal counsel to the Silver Hill Mines, Inc.  Eric M. Wilson, a member of the board of directors is Gregory Wilson’s brother.

(2)

The Board of Directors has authorized the issuance of 10,000,000 2009 Series “A” Preferred Shares (the “Preferred Shares”) to Gregory Wilson.  These shares, when issued, will represent the number of common shares which into which the Preferred shares are convertible and the number of votes represented by the Preferred Shares.

Table 2 Preferred Stock Ownership
	Amount and Nature
Name and	of Beneficial	Percentage
Address	Ownership	of Class
Gregory M. Wilson
18610 E. 32nd Ave.
Greenacres, WA 99016	10,000,000 (1)	100%

__________________________

(1)

The Board of Directors has authorized the issuance of 10,000,000 2009 Series “A” Preferred Shares (the “Preferred Shares”) to Gregory Wilson.  These shares, when issued, will represent the number of common shares which into which the Preferred shares are convertible and the number of votes represented by the Preferred Shares.

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

Dated:  May 14, 2010

SILVER HILL MINES, INC.

By: _/s/ Steve Bergstrom

Steve Bergstrom

Title: President, CEO/CFO

19