Form 10-Q
period 2010-06-30
SILVER HILL MINES INC
filed 2010-08-12
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2010

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

As of August 1, 2010 we had 49,918,961 shares of common stock issued and outstanding and 10,000,000 shares of 2009 Series A Preferred stock issued and outstanding.

SILVER HILL MINES, INC.

FORM 10-Q

June 30, 2010

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

Risk Factors

17

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.

Defaults upon Senior Securities.

17

Item 4.

Removed and Reserved.

17

Item 5.

Other Information.

17

Item 6.

Exhibits

17

SIGNATURES

18

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable – Related party	$5,159	$101,836
Due to related party	1,714	1,714
Total current liabilities	6,873	103,550

Stockholders' equity
Preferred stock, 12,000,000 shares authorized,
par value $.001; 10,000,000 shares issued and
outstanding	10,000	-
Common stock, 250,000,000 shares authorized,
par value $.0001, 49,918,961 shares issued and
outstanding	141,887	49,919
Additional paid-in capital	721,048	721,048
Retained earnings	(879,808)	(874,517)
Total stockholders' equity	(6,873)	(103,550)

Total liabilities and stockholders' equity	$-	$-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$--	$--	$--	$--

General and administrative expenses	3,501	165	5,291	9,475

Loss from operations	(3,501)	(165)	(5,291)	(9,475)

Interest income	-	-	-	-

Net loss	$(3,501)	$(165)	$(5,291)	$(9,475)

Basic loss per common share	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Fully diluted loss per common share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average number of common shares outstanding
Basic	49,918,961	49,918,961	49,918,961	49,918,961
Fully diluted	122,117,772	49,918,961	122,117,772	49,918,961

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

For the six months ended
June 30,
	2010	2009
Cash flows used for operating activities
Net loss	$(5,291)	$(9,475)
Adjustment to reconcile net income to net cash provided by
operating activities
Change in operating assets and liabilities:
Increase in accounts payable – Related party	5,291	9,475
Increase in interest receivable	-

Cash flows used for operating activities	-	-

Cash flows from financing activities
Payments received from note receivable	-	-
Advances from officer	-	-

Cash flows from financing activities	-	-

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	-	-
Non-cash financing activities
Preferred stock issued for related party accounts payable	$101,968	$-

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the six months ended June 30, 2009 and for the three months ended March 31, 2010, and 2009 there were no potential dilutive securities.  At June 30, 2010 there were 200,000,000 potential dilutive securities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit.

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2010, the Company had not experienced impairment losses on its long-lived assets.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

In accordance with ASC 718, the benefits of tax deductions in excess of the compensation cost recognized for options exercised during the period are classified as financing cash inflows rather than operating cash inflows.

The Company did not grant any new employee options and no options were cancelled or exercised during the six months periods ended June 30, 2010 or 2009. As of June 30, 2010 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2010 and June 30, 2009.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE F - Related Party Transactions

On May 12, 2010 the Company’s Board of Directors authorized the Company to issue Gregory M. Wilson, an affiliate shareholder, 10,000,000 shares of 2009 Series “A” Preferred stock in exchange for all corporate debt owed to Mr. Wilson, which on that date was $101,968.  The preferred shares issued to Mr. Wilson represents voting control of the Company.   The Preferred Shares were issued on June 28, 2010.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE G – 2009 Series “A” Preferred Shares

On May 12, 2010, the Company’s Board of Directors authorized amending the Certificate of Designation  to increase the 2009 Series “A” Preferred stock from 11,500,000 to 12,000,000 and added a convertibility feature permitting the 2009 Series “A” Preferred stock to be convertible into common shares at the rate of 20 shares of common stock for each share of Series “A” Preferred Stock.   On May 15, 2010, the amended Certificate of Designation was filed with the Nevada Secretary of State.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of June 30, 2010, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 1A.

Risk Factors

There have been no material changes from risk factors disclosed in our Form 10-K Annual Report for the year ending December 31, 2009 filed on April 6, 2010.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

On June 28, 2010, the Company issued Gregory M. Wilson 10,000,000 shares of 2009 Series A Preferred Stock in exchange all corporate debt owed to Mr. Wilson which was $101,968. Details of the sale were reported on Form 8-K filed July 1, 2010.

The securities were issued in a private transaction pursuant  to  Section 4(2) of the Securities Act of 1933,  as  amended,  (the "Securities Act").  These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.

Defaults upon Senior Securities.

None.

Item 4.

Removed and Reserved.

Item 5.

Other Information.

None.

Item 6.

Exhibits

(a) Exhibits

Exhibit No.

Description

10

Legal Engagement Letter

31

Chief Executive/Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

32

Chief Executive/Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 11, 2010

SILVER HILL MINES, INC.

By:  /s/ Steve Bergstrom

        Steve Bergstrom

Title: President, Chief Executive Officer

          Chief Financial Officer

18