Form 10-Q
period 2010-09-30
SILVER HILL MINES INC
filed 2010-11-15
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer [ ], Accelerated filer [ ], Non-accelerated filer [ ], Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of November 12, 2010 we had 49,918,961 shares of common stock issued and outstanding and 10,000,000 shares of 2009 Series A Preferred stock issued and outstanding.

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

Risk Factors

17

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.

Defaults upon Senior Securities.

17

Item 4.

Removed and Reserved.

17

Item 5.

Other Information.

17

Item 6.

Exhibits

17

SIGNATURES

18

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable – Related party	$-	$101,836
Due to related party	-	1,714
Total current liabilities	-	103,550

Stockholders' equity
Preferred stock, 12,000,000 shares authorized,
par value $.001; 10,000,000 shares issued and
outstanding	10,000	-
Common stock, 250,000,000 shares authorized,
par value $.0001, 49,918,961 shares issued and
outstanding	141,887	49,919
Additional paid-in capital	728,725	721,048
Retained earnings	(880,612)	(874,517)
Total stockholders' equity	-	(103,550)

Total liabilities and stockholders' equity	$-	$-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$--	$--	$--	$--

General and administrative expenses	804	3,480	6,095	12,955

Loss from operations	(804)	(3,480)	(6,095)	(12,955)

Interest income	-	-	-	-

Net loss	$(804)	$(3,480)	$(6,095)	$(12,955)

Basic loss per common share	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Fully diluted loss per common share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average number of common shares outstanding
Basic	49,918,961	49,918,961	49,918,961	49,918,961
Fully diluted	299,837,922	49,918,961	272,036,733	49,918,961

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2010	2009
Cash flows used for operating activities
Net loss	$(6,095)	$(12,955)
Adjustment to reconcile net income to net cash provided by
operating activities
Change in operating assets and liabilities:
Increase (decrease) in accounts payable – Related party	6,095	12,955
Increase in interest receivable	-

Cash flows used for operating activities	-	-

Cash flows from financing activities
Contributed capital	-	-
Advances from officer	-	-

Cash flows from financing activities	-	-

Increase in cash and cash equivalents	—	—

Cash and cash equivalents - Beginning of period	—	—

Cash and cash equivalents - End of period	$—	$—

Supplemental Disclosures regarding cash flows
Interest paid	$—	$—
Income taxes paid	—	—
Non-cash financing activities
Related party accounts payable to contributed capital	7,677	--
Preferred stock issued for related party accounts payable	$101,968	$--

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

In February 2007, the FASB issued ASC 825-10 “Financial Instruments.” ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three and nine months ended September 30, 2009 there were no potential dilutive securities.  For the three and nine months ended September  30, 2010 there were 200,000,000 potential dilutive securities.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company did not grant any new employee options and no options were cancelled or exercised during the nine months periods ended September 30, 2010 or 2009. As of September 30, 2010 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2010 and September 30, 2009.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

During the three months period ended September 30, 2010 a related party contributed $804 for payment of operating expenses, the contributed was recorded as additional paid-in capital.  In addition, the related party assumed responsibility for the Company’s remaining accounts payable in the amount of  $6,873, the assumption of liabilities was recorded as additional paid-in capital.

NOTE G – 2009 Series “A” Preferred Shares

On May 15, 2010, the Company’s Board of Directors authorized amending the Certificate of Designation  to increase the 2009 Series “A” Preferred stock from 11,500,000 to 12,000,000 and added a convertibility feature permitting the 2009 Series “A” Preferred stock to be convertible into common shares at the rate of 20 shares of common stock for each share of Series “A” Preferred Stock.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2010, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Dated:  November 12, 2010

SILVER HILL MINES, INC.

By: _/s/ Steve Bergstrom__

Steve Bergstrom

Title: President, Chief Executive Officer

Chief Financial Officer, Chief Accounting Officer

18