Form 10-K
period 2010-12-31
SILVER HILL MINES INC
filed 2011-04-12
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to __________

Commission file number 000-53236

Silver Hill Mines, Inc.

(Name of Issuer in its Charter)

Nevada	91-1257351
(State of Incorporation)	(IRS Employer Identification No.)

3565 Las Vegas Blvd. S., Suite 419, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, (206) 923 – 9022

Securities Registered Pursuant of Section 12(b) of the Act:  None

Securities Registered Pursuant of Section 12(g) of the Act:  Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☑

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐   No  ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No   ☐

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☑ No   ☐

State issuer’s revenues for its most recent fiscal year: $-0-

As of December 31, 2010, there were 49,918,961 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was approximately $3,326,400 based the average of the bid and asked price of $0.09 as quoted on the OTC Electronic Bulletin Board on March 31, 2010. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2010, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Transitional Small Business Disclosure Format: (Check One) Yes   ☐    No  ☑

Silver Hill Mines, Inc.

FORM 10-K

December 31, 2010

PART I

3

Item 1. Business.

3

Item 2. Description of Property.

8

Item 3. Legal Proceedings.

8

Item 4. Removed and Reserved.

8

PART II

9

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

9

Item 6. Selected Financial Data.

10

Item 7. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

11

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

13

Item 8. Financial Statements and Supplementary Data.

14

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

25

Item 9A. Controls and Procedures.

25

Item 9B. Other Information

26

PART III

27

Item 10. Directors, Executive Officers and Corporate Governance

27

Item 11. Executive Compensation

28

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

29

Item 13. Certain Relationships and Related Transactions and Director Independence.

31

Item 14. Principal Accounting Fees and Services.

32

PART IV

33

Item 15. Exhibits and Financial Statement Schedules

33

Signatures

34

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

Searching for Business Combination Candidate

The Company is undercapitalized. A shareholder, Selva Resources Corp., has agreed to advance funds to the Company or on behalf of the Company in order to (1) maintain the integrity of the corporate entity, and (2) pay general and administrative expenses related to transfer agency fees, financial accounting and auditing, and legal fees associated with initiating and preserving the corporate standing as an Securities and Exchange Commission reporting company.

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

Item 1A. Risk Factors.

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the years ended December 31, 2010 and 2009, were audited by the Company's independent certified public accountants, whose report dated April 5, 2011 includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.

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

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Electronic Bulletin Board. Our common stock became eligible for quotation on October 1, 2008. The following table sets forth the high and low bid prices of our common stock for the quarter ending December 31, 2008 and interim period March 31, 2011.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Bid Information

Fiscal Quarter Ended	Low	High

March 31, 2011	0.05	0.24
December 31, 2010	0.01	0.10
September 30, 2010	0.01	0.01
June 30, 2010	0.003	0.01
March 31, 2010	0.005	0.04
December 31, 2009	0.005	0.04
September 30, 2009	0.005	0.04
March 31, 2009	0.005	0.04
December 31, 2008	0.015	0.05
September 30, 2008	n/a	n/a
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a

(a)  Holders.

Our company has approximately 1,811 shareholders of its common stock as of December 31, 2010 holding 49,918,961 common shares.

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

e)  New Rule 144

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

Item 6. Selected Financial Data.

Not Applicable to Smaller Reporting Companies.

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

Under a Change of Control agreement (the “ Control Agreement ”), filed under Form 8-K on December 29, 2010, by and among the Company and Selva Resources Corp., on December 17, 2010, with certain conditions, the Company has agreed to enter into a reverse triangular merger transaction whereby a newly formed empty subsidiary of the Company shall be merged with and into Selva Resources and the separate corporate existence of that empty subsidiary shall cease; Selva Resources shall continue its corporate existence under the laws of the State of Nevada; the name of the surviving merged subsidiary shall be “Selva Resources Corp.”; and the stock of the empty subsidiary shall be converted into shares of Selva Resources, while concurrently, the shares of Selva Resources shall be converted into Company stock.  As of March 31, 2011, this has process has not occurred.

Financing

The Company believes it that can satisfy its cash requirements for the foreseeable future. To the extent that additional funds are needed in the next twelve months in order to pay for financial accounting, auditing, transfer agency or EDGAR filing fees, Selva Resources Corp. will advance or loan fund on behalf of the company.

Employees

The Company does not expect any significant change in the number of employees unless or until such time as it acquires a business opportunity.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Cash and Cash Equivalents

As of December 31, 2010, we had no cash or cash equivalents.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk.

Debt

As of December 31, 2010 the Company currently does not have outstanding debt.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Silver Hill Mines, Inc.

We have audited the accompanying balance sheets of Silver Hill Mines, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Hill Mines, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Lake Saint Louis, Missouri

April 5, 2011

Silver Hill Mines, Inc.

Balance Sheet

	December 31,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$—	$—
Total current assets	—	—

Total assets	$—	$—

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable – Related Party	$—	$101,836
Due to related party	—	1,714
Total current liabilities	—	103,550

Stockholders' equity (Deficit)
Preferred stock, 50,000,000 shares authorized, par value $.001, 10,000,000 shares issued and outstanding for 2010, -0- shares issued and outstanding for 2009	10,000	—
Common stock, 250,000,000 shares authorized, par value $.0001, 49,918,961 shares issued and outstanding	49,919	49,919
Additional paid-in capital	820,693	721,048
Accumulated (Deficit)	(880,612)	(874,517)

Total stockholders' equity (Deficit)	—	(103,550)

Total liabilities and stockholders' equity (Deficit)	$—	$—

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

	For the year ended
	December 31,
	2010	2009

Revenues	$—	$—

General and administrative expenses	6,095	15,330

Loss from operations	(6,095)	(15,330)

Interest income	—	—

Net loss	$(6,095)	$(15,330)

Basic and diluted loss per common share	$(0.000)	$(0.000)

Weighted average number of common shares used in per share calculations	49,918,961	49,918,961

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statement of Changes in Stockholders' Equity

	Common		Preferred		Additional		Total
	shares	Common	shares	Preferred	paid-in	Retained	stockholders'
	outstanding	stock	outstanding	stock	capital	Earnings	equity

Balance December 31, 2007	49,918,961	$49,919	—	$—	$721,048	$(764,901)	$6,066

Net loss for the year ended December 31, 2008	—	—	—	—	—	(94,287)	(94,287)

Balance, December 31, 2008	49,918,961	49,919	—	—	721,048	(859,187)	(88,220)

Net loss for the year ended December 31, 2009	—	—	—	—	—	(15,330)	(15,330)

Balance, December 31, 2009	49,918,961	$49,919	—	$—	$721,048	$(874,517)	$(103,550)

Preferred stock issued for repayment of related party loans and advances	—	—	10,000,000	10,000	99,645	—	109,645

Net loss for the year ended December 31, 2010	—	—	—	—	—	(6,095)	(6,095)

Balance, December 31, 2010	49,918,961	$49,919	10,000,000	$10,000	$820,693	$(880,612)	$—

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

	For the year ended
	December 31,
	2010	2009
Cash flows used for operating activities
Net loss	$(6,095)	$(15,330)
Adjustment to reconcile net income to net cash provided by operating activities
Change in operating assets and liabilities:
Increase (Decrease) in accounts payable	(103,550)	15,330
Increase in interest receivable	—	—

Cash flows used for operating activities	(6,095)	—

Cash flows from financing activities
Issuance of Preferred Series “A” to reduce accounts payable	6,095	—
Advances from officer	—	—

Cash flows from financing activities	6,095	—

Increase in cash and cash equivalents	—	—

Cash and cash equivalents - Beginning of period	—	—

Cash and cash equivalents - End of period	$—	$—

Supplemental Disclosures regarding cash flows
Interest paid	$—	$—
Income taxes paid	—	—
Preferred stock issued in settlement of related party payables	109,645	—

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the year ended December 31, 2009, there were no potential dilutive securities.  For the year ended December 31, 2010, there were 200,000,000 potential dilutive securities related to the preferred shares described in Note G.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2010, the Company had not experienced impairment losses on its long-lived assets.

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

The Company did not grant any new employee options and no options were cancelled or exercised during the twelve months periods ended December 31, 2010 or 2009. As of December 31, 2010 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2010 and December 31, 2009.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE E - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2010 and 2009, respectively, are as follows:

Years ended
December 31,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

The Company has a nominal net operating loss carry-forward to offset future taxable income. Subject to current regulations, this carry-forward will begin to expire in 2021. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forwards.

Because there was a more than 50 percent change in control, the Company shall not maintain the prior carry-forward losses reported.

NOTE F - Related Party Transactions

On December 17, 2010, pursuant to the terms of a Stock Purchase Agreement between Long Lane Capital, Inc., a Washington Corporation, Gregory M. Wilson (the “Selling Shareholders”), and Selva Resources Corp, a Nevada Corporation (“ Selva Resources ”), Selva Resources purchased 12,907,250 common stock shares and 10,000,000 preferred shares (the “ Shares ”) of the Company from Selling Shareholders.

On September 30, 2010, Gregory M. Wilson converted the remaining $7,677 balance owed to him to contributed capital.

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

A related party has advanced $6,703 to the Company. As of December 31, 2008, the related party accepted as partial payment, the note receivable and accrued interest receivable, described above. The balance of the note receivable and accrued balance was $5,341. The balance of this related party advance was included in the amount converted to contributed capital on September 30, 2010.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE G – 2009 Series “A” Preferred Shares

On December 17, 2010, pursuant to the terms of a Stock Purchase Agreement between Long Lane Capital, Inc., a Washington Corporation, Gregory M. Wilson, and Selva Resources Corp, a Nevada Corporation,  Mr. Wilson sold 10,000,000 preferred shares of the Company to Selva Resources.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2010 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A.  During fiscal year ending December 31, 2010, our officers and directors and affiliated shareholders information is as follows:

Name	Age	Position	Term
Lisa Logan	53	President, Treasurer, Director	12/28/10 - Present

Matthew Maza	35	Secretary	12/28/10 - Present

Steve Bergstrom	61	President, CEO, CFO, Director	1990-12/28/10

Eric M. Wilson	57	Director	4/07-12/28/10

Selva Resources Corp.		Control Shareholder	12/28/10 - Present

Lisa Logan:  From January 2010 to present, Ms. Logan is the Vice President, Secretary, and Director of Selva Resources Corp, where she oversees the day-to-day operations and administrative duties, communicating with Selva Resources advisors, managing the transfer agent account, communicating with financiers and legal advisors.  She coordinates accounting and accounts payables and communicates regularly with Selva Resources contacts in Peru.  Prior to her position at Selva Resources, Ms. Logan was a consultant for Logan Financial Enterprises, LLC since 2006.  From 1991 to 1998, Ms. Logan was assistant to the vice president of hotel operations of Celebrity Cruises, and from 1998 to 2004, she was supervisor of guest information where she supervised 100 employees.

Matthew Maza: Mr. Maza has over 4 years experience in business, corporate, and securities transactions.  He has experience in every phase of a business transaction - planning, negotiation, formation, execution.   From 2007 and on, he has worked for private and public corporations across the US, creating documents and legal solutions for securities offerings, mergers, vendor contracts, employment agreements, and regulatory filings.  Prior to 2007, he worked as a financial analyst, processing financial information for cash flows, capital budgets, financial projections - he proposed models to derive internal rate of return for institutional investors, as well as created reports and explanatory analysis on inconsistencies in financial projections.  Mr. Maza previously worked for Amazon.com, where he coordinated RFPs, negotiated and drafted complex software license, hardware, content, service, and other IT contracts, ranging from maintenance to new projects worth upwards of one million dollars. There, he analyzed software licenses and support contracts for financial data and irregular contractual term, and created databases to financially analyze procurement department cost savings.  Prior to law school and business school, Mr. Maza was a research technician at the University of Washington Genome Center, where he sequenced segments of Chromosome 7 for the Human Genome Project and managed implementation of a robotics system for the integration of automation with genetic experiments and projects.

Mr. Maza graduated with a B.S. degree in Molecular Biology from the University of Washington; has a B.S. degree in Economics from University of Washington; an M.B.A. degree from Seattle University Albers School of Business & Economics; a J.D. degree from Seattle University School of Law; and a LL.M. in Taxation from the University of Washington. His specialty is merger and acquisition, securities, and taxation issues.

Selva Resources Corp. (Control Shareholder):  Selva Resources Corp. (Selva) is a Nevada corporation formed on June 28, 2010.  Selva intends to refine minerals with gold and silver values to a concentrate that are impregnated into carbon granules for secure shipment to smelters.  Current locations for prospective mining concessions are in Nazca and Piura, Peru.

The term of office of each director expires at our annual meeting of shareholders or until their successors are duly elected and qualified.

B.  Significant Employees. None.

C.  Family Relationships. None.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards to any executive officer or director during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2010.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 49,918,961 shares of common stock outstanding as of December 31, 2010.

Table 1.  Security Ownership of Beneficial Owners, Directors, and Officers

Name and	Amount and Nature of	Percentage
Address	Beneficial Ownership	of Class
Selva Resources Corp.	212,907,250(1)(2)	85.19%
3565 Las Vegas Blvd. S., Suite 723
Las Vegas, Nevada 89109

(1) 12,907,250 of these common stock shares were transferred under a Stock Purchase Agreement, dated December 17, 2010, which are in the name of Long Lane Capital, Inc.  Selva Resources Corp. purchased the 12,907,250 shares from Long Lane Capital, Inc. which purchased the Bergstrom, Triad Exploration, Brimhall and E. Wilson shares from Bergstrom and Triad. As of the date of this registration statement, these foregoing shares have not been transferred into the name of Selva Resources Corp. Lisa Logan is the natural person who has voting and dispositive authority over Selva Resources Corp.

(2) The Board of Directors has authorized the issuance of 10,000,000 2009 Series “A” Preferred Shares (the “Preferred Shares”) to Gregory Wilson, which were then sold to Selva Resources Corp. by Mr. Wilson. These shares, when issued, will represent the number of common shares, which into which the Preferred shares are convertible and the number of votes represented by the Preferred Shares on a basis of 20 to 1.

Table 2. Preferred Stock Ownership

Name and	Amount and Nature of	Percentage
Address	Beneficial Ownership	of Class
Selva Resources Corp.	10,000,000(1)	100.00%
3565 Las Vegas Blvd. S., Suite 723
Las Vegas, Nevada 89109

(1) The Board of Directors has authorized the issuance of 10,000,000 2009 Series “A” Preferred Shares (the “Preferred Shares”) to Gregory Wilson, which were then sold to Selva Resources Corp. by Mr. Wilson. These shares, when issued, will represent the number of common shares which into which the Preferred shares are convertible and the number of votes represented by the Preferred Shares.

On June 14, 2010, the Company received notice from the Nevada Secretary of States’ Office that its amendment to the Certificate of Designation was accepted for filing as of May 14, 2010.

On June 28, 2010, Gregory M. Wilson received physical possession of the 10,000,000 shares of Series A Preferred Stock.

On December 28, 2010 Selva Resources Corp. received physical possession of the 10,000,00 shares of Series A Preferred Stock, per the Stock Purchase Agreement dated December 17, 2010, as reported on Form 8-K December 29, 2010, through the certificate is still in the name of Gregory M. Wilson.  As of the date of this registration statement, these foregoing shares have not been transferred into the name of Selva Resources Corp.  Lisa Logan is the natural person who has voting and dispositive authority over Selva Resources Corp.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Selva Resources Corp. (Selva), an affiliate shareholder owning 25.96% of the Company’s issued and outstanding common stock, is a privately owned where Lisa Logan is also the President of, owning 3.87% or 250,000 restricted common stock of Selva.  Selva Resources Corp. has agreed to loan the Company funds for its limited operations.  Selva also owns 10,000,000 shares of Series “A” preferred stock, giving it the majority ownership.  These issued shares represent the number of common shares which into which the Preferred shares are convertible and the number of votes represented by the Preferred Shares.

Prior to the Selva becoming the majority shareholder, the Company entered into a legal engagement agreement with Mr. Wilson dated April 7, 2007. The Company has incur legal fees for Mr. Wilson’s services to the Company, which became due when the Company exchanged hands to Selva Resources Corp. Eric M. Wilson was a member of the Company’s board of directors until December 28, 2010 and is the brother of Gregory M. Wilson. The dollar value of the legal engagement ended to be $109,645, where $101,968 was converted into 10,000,000 shares of Series Preferred “A” stock on May 12, 2010, and $7,677 was converted to additional paid in capital by Gregory M. Wilson on September 30, 2010 to effectively close out all remaining accounts payables.

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

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to E. Randall Gruber, CPA, as our auditor.

	Year End 12-31-09	Year End 12-31-10
Audit Fees	$2,500	$3,600
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other fees	-0-	-0-
Total Fees	$2,500	$2,500

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2009 or 2010.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees paid for the periods.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2010.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during 2010 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List Financial Statements filed as a part of this Registration Statement

Description	Page No.

Report of Independent Registered Public Accounting Firm
Balance Sheet
Statement of Operations
Statement of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

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

Dated: April 11, 2011

Silver Hill Mines, Inc.

/s/ Lisa Logan

By: Lisa Logan

Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lisa Logan

By: Lisa Logan

Title: Director

33