Form 10-Q
period 2011-06-30
SILVER HILL MINES INC
filed 2011-08-19
CIK 1434994

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2011

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

As of August 19, 2011 we had 499,190 shares of common stock issued and outstanding.

Silver Hill Mines Inc.

Form 10Q

For the period ended June 30, 2011

Table of Contents

PART I-FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4T.

Controls and Procedures.

14

PART II-OTHER INFORMATION

16

Item 1.

 Legal Proceedings.

16

Item 1A.

Risk Factors

16

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.

Defaults upon Senior Securities.

16

Item 4.

Removed and Reserved.

16

Item 5.

Other Information.

16

Item 6.

Exhibits

18

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	June 30,		December 31,
	2011		2010
Assets
Current assets
Cash and cash equivalents	$-		$-
Total current assets	-		-
Total assets	$-		$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$30,245		$-
Short Term Loan – Related Party	4,875
Total current liabilities	35,120		-

Stockholders' equity
Preferred stock, 50,000,000 shares authorized,
par value $.001, 10,000,000 shares issued and
outstanding	10,000		10,000
Common stock, 250,000,000 shares authorized,
par value $.0001, 49,918,961 shares issued and
outstanding	49,919		49,919
Additional paid-in capital	820,693		820,693
Retained earnings	(915,732)		(880,612)
Total stockholders' equity	(35,120)		-
Total liabilities and stockholders' equity	$-	S	-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-

General and administrative expenses	21,495	3,501	35,120	5,291

Loss from operations	(21,495)	(3,501)	(35,120)	(5,291)

Interest income		-		-

Net loss	$(21,495)	$(3,501)	$(35,120)	$(5,291)

Basic and diluted loss per common share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average number of common shares outstanding
Basic	49,918,961	49,918,961	49,918,961	49,918,961
Fully Diluted	249,918,961	122,117,772	249,918,961	122,117,772

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the six months
	June 30,
	2011	2010
Cash flows used for operating activities
Net loss	$(35,120)	$(5,291)
Adjustment to reconcile net income to net cash provided by operating activities
Accounts Payable	32,245	-
Accounts Payable – Related Party	-	5,291
Short Term Loan – Related Party	4,875	-

Cash flows used for operating activities	-	-

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

Preferred Stock issued for Related Party accounts payable	$-	$101,968

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Notes to Financial Statements

June 30, 2011

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2009 included in our Form 10-K filed on April 6, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended June 30, 2011 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three months ended June 30, 2011, and 2010 there were no potential dilutive securities.

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

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

The Company did not grant any new employee options and no options were cancelled or exercised during the three months periods ended June 30, 2011 or 2010. As of June 30, 2011 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2011 and June 30, 2010.

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

Currently, the majority owner, Selva Resources Corp., loans the Company funds to pay for operational fees necessary to maintain the Company.  This amount is stated in our financial statements.

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

To the extent that additional funds are needed in the next twelve months in order to pay for financial accounting, auditing, transfer agency or EDGAR filing fees, Selva Resources Corp. has and will advance or loan fund on behalf of the company.  These amounts are displayed on our financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of June 30, 2011, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults upon Senior Securities.

None.

Item 4.

Removed and Reserved.

Item 5.

Other Information.

On June 20, 2011, the Company filed a certificate of amendment with the Nevada Secretary of State to consolidate the Company’s issued and outstanding common shares on a 100 old for 1 new basis.  There was no effect on the number of authorized common stock shares.  The filing became effective on July 8, 2011. No fractional shares will be issued and all fractional shares resulting from the consolidation will be rounded up.  The consolidation will decrease the Company’s issued and outstanding common shares to 499,190 from the current 49,918,961.  The number of authorized common stock shares shall remain 250,000,000.

On June 18, 2011, under the laws of Nevada, NRS 78.320(2), the majority of the voting power of the Company waived the notice requirement of the special meeting of shareholders, approved of the Company’s board of directors action without a meeting of the shareholders, and consented to a without meeting for the purpose of performing a reverse split of 100-to-1 to the common stock and keeping the number of authorized shares of the common stock at 250,000,000.

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

Dated:  August 19, 2011

SILVER HILL MINES, INC.

By: _/s/ Lisa Logan

Lisa Logan

Title: President

19