Form 10-Q
period 2011-09-30
SILVER HILL MINES INC
filed 2011-11-21
CIK 1434994

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2011

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

As of November 16, 2011 we had 499,190 shares of common stock issued and outstanding.

Silver Hill Mines Inc.

Form 10Q

For the period ended September 30, 2011

Table of Contents

PART I-FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4T.  Controls and Procedures.

14

Limitations

15

PART II-OTHER INFORMATION

16

Item 1.

Legal Proceedings.

16

Item 1A.

Risk Factors

16

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.

Defaults upon Senior Securities.

16

Item 4.

Removed and Reserved.

16

Item 5.

Other Information.

17

Item 6.

Exhibits

19

SIGNATURES

19

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	September 30,		December 31,
	2011		2010
Assets
Current assets
Cash and cash equivalents	$-		$-
Total current assets	-		-
Total assets	$-		$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$48,120		$-
Short Term Loan – Related Party	5,044
Total current liabilities	53,164		-

Stockholders' equity
Preferred stock, 50,000,000 shares authorized,
par value $.001, 10,000,000 shares issued and
outstanding	10,000		10,000
Common stock, 250,000,000 shares authorized,
par value $.0001, 49,918,961 shares issued and
outstanding	49,919		49,919
Additional paid-in capital	820,693		820,693
Retained earnings	(880,612)		(880,612)
Net Income (This Period)	(53,164)
Total stockholders' equity	(53,164)		-
Total liabilities and stockholders' equity	$-	S	-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-

General and administrative expenses	18,044	804	53,164	6,095

Loss from operations	(18,044)	(804)	(53,164)	(6,095)

Interest income		-		-

Net loss	$(18,044)	$(804)	$(53,164)	$(6,095)

Basic and diluted loss per common share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average number of common shares outstanding
Basic	499,190	49,918,961	499,190	49,918,961
Fully Diluted	200,499,190	299,837,922	200,499,190	272,036,733

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months
	September 30,
	2011	2010
Cash flows used for operating activities
Net loss	$(53,164)	$(6,095)
Adjustment to reconcile net income to net cash provided by operating activities
Accounts Payable	48,120
Accounts Payable – Related Party		6,095
Short Term Loan – Related Party	5,044

Cash flows used for operating activities	-	-

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

Preferred Stock issued for Related Party accounts payable	$-	$101,968
Related Party Accounts Payable to Contributed Capital	$-	$7,677

See accompanying notes to financial statements

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2009 included in our Form 10-K filed on April 6, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three months ended September 30, 2011, and 2010 the only potential dilutive securities are the preferred shares 2009 Series A that have a conversion rate of 20 to 1.

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

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

The Company did not grant any new employee options and no options were cancelled or exercised during the three months periods ended September 30, 2011 or 2010. As of September 30, 2011 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2011 and September 30, 2010.

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

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2011, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings.

The Company (SLVH) is not a party to any pending material legal proceedings.

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

Table 1 Common Stock Ownership
Amount and Nature
Name and	of Beneficial	Percentage
Address	Ownership	of Class
Selva Resources Corp.	133,650 (1)	26.77%
3565 Las Vegas Blvd. S., Suite 723
Las Vegas, Nevada 89109

Selva Resources Corp.
3565 Las Vegas Blvd. S., Suite 723
Las Vegas, Nevada 89109	200,000,000 (2)	99.75% (2) Upon Full Dilution

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

31

Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

32

Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

________________________

*

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 17, 2011

SILVER HILL MINES, INC.

By: _/s/ Lisa Logan

Lisa Logan

Title: President

19