Form 10-K
period 2011-12-31
SILVER HILL MINES INC
filed 2012-04-16
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to __________

Commission file number 000-53236

Silver Hill Mines, Inc.

(Name of Issuer in its Charter)

Nevada	91-1257351
(State of Incorporation)	(IRS Employer Identification No.)

1425 Broadway Ave #454, Seattle, Washington	98122
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐   No  ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No   ☐

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

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

Yes ☑  No   ☐

State issuer’s revenues for its most recent fiscal year: $-0-

As of December 31, 2011, there were 499,234 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was approximately $18,500 based the average of the bid and asked price of $0.05 as quoted on the OTC Electronic Bulletin Board on June 30, 2011. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2011, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Transitional Small Business Disclosure Format: (Check One) Yes   ☐    No  ☑

Silver Hill Mines, Inc.

FORM 10-K

December 31, 2011

PART I

3

Item 1. Business.

3

Item 2. Description of Property.

7

Item 3. Legal Proceedings.

7

Item 4. Mine Safety Disclosures.

7

PART II

8

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

8

Item 6. Selected Financial Data.

9

Item 7. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

10

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

12

Item 8. Financial Statements and Supplementary Data.

13

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

24

Item 9A. Controls and Procedures.

24

Item 9B. Other Information

25

PART III

26

Item 10. Directors, Executive Officers and Corporate Governance

26

Item 11. Executive Compensation

27

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

29

Item 13. Certain Relationships and Related Transactions and Director Independence.

30

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

Item 1A. Risk Factors.

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the years ended December 31, 2011 and 2010, were audited by the Company's independent certified public accountants, whose report dated April 12, 2012 includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Electronic Bulletin Board. Our common stock became eligible for quotation on October 1, 2008. The following table sets forth the high and low bid prices of our common stock for the quarter ending March 31, 2008 and interim period March 31, 2012.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Bid Information

Fiscal Quarter Ended	Low	High

March 31, 2012	0.04	0.15
December 31, 2011	0.15	0.25
September 30, 2011	0.008	10.00
June 30, 2011	0.04	0.14
March 31, 2011	0.05	0.24
December 31, 2010	0.01	0.10
September 30, 2010	0.01	0.01
June 30, 2010	0.003	0.01
March 31, 2010	0.005	0.04
December 31, 2009	0.005	0.04
September 30, 2009	0.005	0.04
March 31, 2009	0.005	0.04
December 31, 2008	0.015	0.05
September 30, 2008	n/a	n/a
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a

(a)  Holders.

Our company has approximately 1,796 shareholders of its common stock as of December 31, 2011 holding 499,234 common shares.

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

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2011. Information is included for equity compensation plans not approved by our security holders.

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

Financing

The Company believes it that can satisfy its cash requirements for the foreseeable future. To the extent that additional funds are needed in the next twelve months in order to pay for financial accounting, auditing, transfer agency or EDGAR filing fees, Cident Law Group PLLC will advance or loan fund on behalf of the company.

Employees

The Company does not expect any significant change in the number of employees unless or until such time as it acquires a business opportunity.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Cash and Cash Equivalents

As of December 31, 2011, we had no cash or cash equivalents.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk.

Debt

As of December 31, 2011, the Company currently outstanding accounts payables in the amount of $62,843.10 and a short term loan of $5043.60

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Silver Hill Mines, Inc.

We have audited the accompanying balance sheets of Silver Hill Mines, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Hill Mines, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Lake Saint Louis, Missouri

April 12, 2012

Silver Hill Mines, Inc.

Balance Sheet

		December 31,
		2011	2010
Assets
Current assets
Cash and cash equivalents	$
Total current assets

Total assets	$

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable		$62,843	-
Accounts payable – Related party		5,043	-
Total current liabilities		67,886	-

Stockholders' equity
Preferred stock, 50,000,000 shares authorized,
par value $.001, 10,000,000 shares issued and
outstanding		10,000	10,000
Common stock, 250,000,000 shares authorized,
par value $.0001, 499,234 shares issued and outstanding
for 2011; 49,918,961 shares issued and outstanding for
2010		50	50
Additional paid-in capital		870,562	870,562
Retained earnings		(948,499)	(880,612)
Total stockholders' equity		(67,887)	-
Total liabilities and stockholders' equity		$-	-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

	For the year ended
	December 31,
	2011	2010
Revenues		$-

General and administrative expenses	67,887	6,095

Loss from operations	(67,887)	(6,095)

Interest income

Net loss	$(67,887)	(6,095)

Basic gain (loss) per common share	$(0.14)	(0.01)
Fully diluted gain (loss) per common share	-	-

Weighted average number of common shares used in per share calculations
Basic	499,234	499,234
Fully Diluted	200,499,234	200,499,234

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statement of Changes in Stockholders' Equity

	Common		Preferred		Additional		Total
	shares	Common	shares	Preferred	paid-in	Retained	stockholders'
	outstanding	stock	outstanding	stock	capital	Earnings	equity

Balance, December 31, 2009	499,234	$50	-	$-	$770,917	$(874,517)	$(103,550)

Preferred stock issued for repayment of related party loans and advances	-	-	10,000,000	10,000	99,645	-	109,645

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,095)	(6,095)

Balance, December 31, 2010	499,234	$50	10,000,000	$10,000	$870,562	$(880,612)	$-

Net loss for the year ended December 31, 2011	-	-	-	-	-	(67,887)	(67,887)

Balance, December 31, 2011	499,234	$50	10,000,000	$10,000	$870,562	$(948,499)	$(67,887)

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

		For the year ended
		December 31,
		2011	2010
Cash flows used for operating activities
Net loss		$(67,887)	(6,095)
Adjustment to reconcile net income to net cash provided by
operating activities
Change in operating assets and liabilities:
Increase (Decrease) in accounts payable		62,843	6,095
Short Term Loan		5,044

Cash flows used for operating activities		-	-

Cash flows from financing activities
Payments received from note receivable		-	-
Advances from officer		-	-

Cash flows from financing activities		-	-

Increase in cash and cash equivalents		-	-

Cash and cash equivalents - Beginning of period		-	-

Cash and cash equivalents - End of period		$-	-

Supplemental Disclosures regarding cash flows
Interest paid		$-	-
Income taxes paid	$

Non-cash financing activities
Preferred stock issued for related party accounts payable			$109,645
Additional Paid in Capital from Reverse Split (July 8, 2011)		$49,869
Capital Stock from Reverse Split (July 8, 2011)		$(49,689)

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.  For the years ended December 31, 2010 and 2011, there were 200,000,000 potential dilutive securities related to the preferred shares described in Note G.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

The Company did not grant any new employee options and no options were cancelled or exercised during the twelve months periods ended December 31, 2011 or 2010. As of December 31, 2011 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2011 and December 31, 2010.

Recently issued accounting pronouncements

 In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-11,  an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In September 2011, the FASB issued Accounting Standards Update  (ASU) 2011-8an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. We elected not to early adopt. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the guidance to have a material impact on our financial statements when implemented.

There are no other new accounting pronouncements adopted or enacted during the twelve months ended December 31, 2011 that had, or are expected to have, a material impact on our financial statements.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

NOTE E - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2011 and 2010, respectively, are as follows:

Years ended
December 31,
	2011	2010
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

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

NOTE F - Related Party Transactions

On March 31, 2012, pursuant to a board resolution dated March 15, 2012, for fees owed to Cident Law Group PLLC and Matthew Maza, Selva Resources Corp, a Nevada Corporation (“Selva Resources ”), in the best interest of clearing its debt and obligations, signed a stock purchase agreement selling 129,234 common stock shares (post-split shares) and 10,000,000 preferred shares to Matthew Maza.  Selva Resources also had no funds to pay for these maintenance requirements of the Corporation.  Without this transaction, the Corporation was not be able to file with the Securities and Exchange Commission timely, which would have cause damage to the Corporation.  For more information on this transaction, please review the Form 8-K filed on April 5, 2012.

As of December 31, 2011, Selva Resources, as a related party, paid for $5,043 in expenses for the Company.  These paid expenses were for auditing fees and filing fees of the Company and are recorded on the Company’s accounts payables.

On December 17, 2010, pursuant to the terms of a Stock Purchase Agreement between Long Lane Capital, Inc., a Washington Corporation, Gregory M. Wilson (the “Selling Shareholders”), and Selva Resources purchased 12,907,250 common stock shares and 10,000,000 preferred shares (the “ Shares ”) of the Company from Selling Shareholders.  For more information on this transaction, please review the Form 8-K filed on December 29, 2010.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE G – 2009 Series “A” Preferred Shares

On March 31, 2012, pursuant to the terms of a Stock Purchase Agreement between Matthew Maza and Selva Resources, Corp, Selva Resources sold 10,000,000 to Matthew Maza.

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

NOTE H – Reverse Split of Common Stock

On June 20, 2011, the Company filed a certificate of amendment with the Nevada Secretary of State to consolidate the Company’s issued and outstanding common shares on a 100 old for 1 new basis.  There was no effect on the number of authorized common stock shares.  The filing became effective on July 8, 2011. No fractional shares will be issued and all fractional shares resulting from the consolidation will be rounded up.  The consolidation will decrease the Company’s issued and outstanding common shares to 499,234 from the current 49,918,961.  The number of authorized common stock shares shall remain 250,000,000.  All historical share and per share amounts except par value have been adjusted to reflect the reverse stock split.

On June 18, 2011, under the laws of Nevada, NRS 78.320(2), the majority of the voting power of the Company waived the notice requirement of the special meeting of shareholders, approved of the Company’s board of directors action without a meeting of the shareholders, and consented to a without meeting for the purpose of performing a reverse split of 100-to-1 to the common stock and keeping the number of authorized shares of the common stock at 250,000,000.  This shall no affect on the 2009 Series “A” Preferred Shares.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2011 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A.  During fiscal year ending December 31, 2011, our officers and directors and affiliated shareholders information is as follows:

Name	Age	Position	Term
Lisa Logan	54	President, Treasurer, Director	12/28/10 - Present

Matthew Maza	36	Secretary	12/28/10 - Present

Selva Resources Corp.		Control Shareholder	12/28/10 – 03/30/12 (*)

(*) – Please see Item 12 for subsequent events concerning the control shareholder.

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

Matthew Maza: Mr. Maza has over 5 years experience in business, corporate, and securities transactions.  He has experience in every phase of a business transaction - planning, negotiation, formation, execution.   From 2007 and on, he has worked for private and public corporations across the US, creating documents and legal solutions for securities offerings, mergers, vendor contracts, employment agreements, and regulatory filings.  Prior to 2007, he worked as a financial analyst, processing financial information for cash flows, capital budgets, financial projections - he proposed models to derive internal rate of return for institutional investors, as well as created reports and explanatory analysis on inconsistencies in financial projections.  Mr. Maza previously worked for Amazon.com, where he coordinated RFPs, negotiated and drafted complex software license, hardware, content, service, and other IT contracts, ranging from maintenance to new projects worth upwards of one million dollars. There, he analyzed software licenses and support contracts for financial data and irregular contractual term, and created databases to financially analyze procurement department cost savings.  Prior to law school and business school, Mr. Maza was a research technician at the University of Washington Genome Center, where he sequenced segments of Chromosome 7 for the Human Genome Project and managed implementation of a robotics system for the integration of automation with genetic experiments and projects.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended December 31, 2011, Section 16(a) filing requirements applicable to the company’s officers, directors and greater than 10% beneficial owners were not satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Lisa Logan, Director, President, Treasurer	0	0	0
Matthew Maza, Secretary	0	0	0
Selva Resources Corp., Control Shareholder	0	2	2

As of March 31, 2012, Selva Resources Corp. (“Selva Resources”) removed itself from being a control shareholder.  Please see Item 12 for more information.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards to any executive officer or director during the fiscal year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2011.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 499,234 shares of common stock outstanding as of December 31, 2011.

Table 1.  Security Ownership of Beneficial Owners, Directors, and Officers

Name and	Amount and Nature of	Percentage
Address	Beneficial Ownership	of Class
Selva Resources Corp.	200,129,073(1)(2)	99.82%
3565 Las Vegas Blvd. S., Suite 723
Las Vegas, Nevada 89109

(1) 129.073 (Post-split) of these common stock shares were transferred under a Stock Purchase Agreement, dated March 31, 2012, by Matthew Maza for receivables owed to him by Selva Resources Corp.  On December 17, 2010, these shares were purchased from Long Lane Capital, Inc by Selva Resources Corp.  Long Lane Capital, Inc. purchased the Bergstrom, Triad Exploration, Brimhall and E. Wilson shares from Bergstrom and Triad. As of the date of this registration statement, these foregoing shares have not been transferred into the name of Matthew Maza.

(2) The Board of Directors has authorized the issuance of 10,000,000 2009 Series “A” Preferred Shares (the “Preferred Shares”) to Gregory Wilson, which were then sold to Selva Resources Corp. by Mr. Wilson, which were in turn sold to Matthew Maza for receivables owed to him. These shares, when issued, will represent the number of common shares, which into which the Preferred shares are convertible and the number of votes represented by the Preferred Shares on a basis of 20 to 1.

Table 2. Preferred Stock Ownership

Name and	Amount and Nature of	Percentage
Address	Beneficial Ownership	of Class
Selva Resources Corp.	10,000,000(1)	100.00%
3565 Las Vegas Blvd. S., Suite 723
Las Vegas, Nevada 89109

(1) The Board of Directors has authorized the issuance of 10,000,000 2009 Series “A” Preferred Shares (the “Preferred Shares”) to Gregory Wilson, which were then sold to Selva Resources Corp. by Mr. Wilson, which were in turn sold to Matthew Maza on March 31, 2012 for receivables owed to him. These shares, when issued, will represent the number of common shares, which into which the Preferred shares are convertible and the number of votes represented by the Preferred Shares on a basis of 20 to 1..

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

On March 31, 2012, pursuant to a board resolution dated March 15, 2012, for fees owed to Cident Law Group PLLC and Matthew Maza, Selva Resources Corp, a Nevada Corporation (“Selva Resources ”), in the best interest of clearing its debt and obligations, signed a stock purchase agreement selling 129,234 common stock shares (post-split shares) and 10,000,000 preferred shares to Matthew Maza.  Selva Resources also had no funds to pay for these maintenance requirements of the Corporation.  Without this transaction, the Corporation was not be able to file with the Securities and Exchange Commission timely, which would have cause damage to the Corporation.

Item 13. Certain Relationships and Related Transactions and Director Independence.

As of March 31, 2012, Matthew Maza is an affiliate shareholder holding the shares that were once held by Selva Resources Corp (please see below).  Because the Corporation is, as of this filing, a shell corporation that has no operations and limited personnel, Mr. Maza may act as an officer or a director of the Corporation.

As of December 31, 2011, Selva Resources Corp. (Selva), an affiliate shareholder owning 25.96% of the Company’s issued and outstanding common stock, is a privately owned where Lisa Logan is also the President of, owning 3.87% or 250,000 restricted common stock of Selva.  Selva Resources Corp. has agreed to loan the Company funds for its limited operations.  Selva also owns 10,000,000 shares of Series “A” preferred stock, giving it the majority ownership.  These issued shares represent the number of common shares which into which the Preferred shares are convertible and the number of votes represented by the Preferred Shares.

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

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to E. Randall Gruber, CPA, as our auditor.

	Year End 12-31-10	Year End 12-31-11
Audit Fees	$3,600	$4,500
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other fees	-0-	-0-
Total Fees	$3,600	$4,500

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2010 or 2011.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees paid for the periods.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2011.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during 2011 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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
101*

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

Included with this filing

________________________

*

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 13, 2012

Silver Hill Mines, Inc.

/s/ Lisa Logan

By: Lisa Logan

Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lisa Logan

By: Lisa Logan

Title: Director

34