Form 10-Q
period 2012-03-31
SILVER HILL MINES INC
filed 2012-05-21
CIK 1434994

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number    000-53236

SILVER HILL MINES, INC.

(Name of Small Business Issuer in its Charter)

NEVADA	91-1257351
(State of Incorporation)	(IRS Employer identification No.)

1425 Broadway Ave #454 Seattle, Washington	98122
(Address of principal executive offices)	(Zip Code)

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

As of May 18, 2012 we had 499,234 shares of common stock issued and outstanding.

Silver Hill Mines Inc.

Form 10Q

For the period ended March 31, 2012

Table of Contents

PART I-FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

16

Item 4T.  Controls and Procedures.

16

Limitations

17

PART II-OTHER INFORMATION

18

Item 1.   Legal Proceedings.

18

Item 1A.  Risk Factors

18

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

18

Item 3.  Defaults upon Senior Securities.

18

Item 4.  Mine Safety Disclosures.

18

Item 5.  Other Information.

18

Item 6.  Exhibits

20

SIGNATURES

21

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	March 31,		December 31,
	2012		2011
Assets
Current assets
Cash and cash equivalents	$-		$-
Total current assets	-		-
Total assets	$-		$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$71,651		62,843
Accounts payable – Related party	5,043		5,043
Due to related party
Total current liabilities	76,694		67,886

Stockholders' equity
Preferred stock, 50,000,000 shares authorized,
par value $.001, 10,000,000 shares issued and
outstanding	10,000		10,000
Common stock, 250,000,000 shares authorized,
par value $.0001, 499,234 shares issued and
outstanding	50		50
Additional paid-in capital	870,562		870,562
Retained earnings	(957,307)		(948,499)
Total stockholders' equity	(76,694)		(67,887)
Total liabilities and stockholders' equity	$-	S	-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended
	March 31
	2012	2011
Revenues	$-	$-

General and administrative expenses	8,808	13,628

Loss from operations	(8,808)	(13,628)

Interest income

Net loss	$(8,808)	$(13,628)

Basic and diluted loss per common share	$(0.017)	$(0.027)

Weighted average number of common shares used
in per share calculations	499,234	499,234

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the three months
	March 31,
	2012	2011
Cash flows used for operating activities
Net loss	$(8,808)	$(13,628)
Adjustment to reconcile net income to net cash provided by
operating activities
Change in operating assets and liabilities:
Increase in accounts payable – Related party	8,808	13,628

Cash flows used for operating activities	-	-

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended March 31, 2012

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2011 included in our Form 10-K filed on April 16, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period of any future year.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended March 31, 2012

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

For the period ended March 31, 2012

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three months ended March 31, 2012, and 2010 there were no potential dilutive securities.

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

For the period ended March 31, 2012

(Unaudited)

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2012, the Company had not experienced impairment losses on its long-lived assets.

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

The Company did not grant any new employee options and no options were cancelled or exercised during the three months periods ended March 31, 2012 or 2011. As of March 31, 2012 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2012 and March 31, 2011.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended March 31, 2012

(Unaudited)

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

In September 2011, the FASB issued Accounting Standards Update  (ASU) 2011-8an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

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

For the period ended March 31, 2012

(Unaudited)

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

For the period ended March 31, 2012

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

The Company's income tax expense (benefit) for the years ended December 31, 2011 and 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

Year ended
December 31,
	2011	2010

Statutory rate applied to loss before income taxes	$-	$-

Increase (decrease) in income taxes resulting from:
State income taxes		-
Other, including reserve for deferred tax asset	-

Income tax expense	$-	$-

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended March 31, 2012

(Unaudited)

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$67,887	$5,200
Less valuation allowance	(67,887)	(5,200)

Net Deferred Tax Asset	$-	$-

During the year ended December 31, 2011 and 2010, respectively, the reserve for the deferred current tax asset increased by approximately $67,887 and $5,200 respectively.

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

For the period ended March 31, 2012

(Unaudited)

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

Searching for Business Combination Candidate

The Company is undercapitalized. The current majority shareholder intends to advance funds to the Company or on behalf of the Company in order to (1) maintain the integrity of the corporate entity, and (2) pay general and administrative expenses related to transfer agency fees, financial accounting and auditing, and legal fees associated with initiating and preserving the corporate standing as an Securities and Exchange Commission reporting company.

Form of Business Combination

The manner in which the Company,participates in business combination will depend upon the nature of the transaction, the respective needs and desires of the Company and the management and shareholders of the candidate company, and the relative negotiating strength of each.

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

Financing

The Company believes it that can satisfy its cash requirements for the foreseeable future.  To the extent that additional funds are needed in the next twelve months in order to pay for financial accounting, auditing, transfer agency or EDGAR filing fees, the majority shareholder Intends to advance or loan fund on behalf of the company.  Expenses incurred prior to the change of ownership on March 31, 2012 shall be the responsibility of the prior majority owner

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of March 31, 2012, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 1A.  Risk Factors

There have been no material changes from risk factors disclosed in our Form 10-K filed on April 16, 2012.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 200,499,234 shares of fully diluted common stock outstanding as of May 18, 2012.

Table 1 Common Stock Ownership
	Amount and Nature
Name and	of Beneficial	Percentage
Address	Ownership	of Class
Matthew Maza	200,129,073(1)(2)	99.82%
1425 Broadway Ave #454
Seattle, Washington 98122

____________________

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

Table 2 Preferred Stock Ownership
	Amount and Nature
Name and	of Beneficial	Percentage
Address	Ownership	of Class
Matthew Maza
1425 Broadway Ave #454
Seattle, Washington 98122	10,000,000 (1)	100%

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

Item 6.

Exhibits

(a) Exhibits

Exhibit No.

Description

31.1	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act
32.1	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.
101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

________________________

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

Dated:  May 21, 2012

SILVER HILL MINES, INC.

By: _/s/ Lisa Logan

Lisa Logan

Title: President

21