Form 10-Q
period 2012-06-30
SILVER HILL MINES INC
filed 2012-08-14
CIK 1434994

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2012

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

As of July 13, 2012 we had 499,234 shares of common stock issued and outstanding.

Silver Hill Mines Inc.

Form 10Q

For the period ended June 30, 2012

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

18

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

18

Item 3.  Defaults upon Senior Securities.

18

Item 4.  Mine Safety Disclosures.

18

Item 5.  Other Information.

18

Item 6.  Exhibits

20

SIGNATURES

20

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	June 30,		December 31,
	2012		2011
Assets
Current assets
Cash and cash equivalents	$-		$-
Total current assets	-		-
Total assets	$-		$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$71,651		62,843
Loans – Related party	9,808		5,043
Total current liabilities	81,459		67,886

Stockholders' deficit
Preferred stock, 50,000,000 shares authorized,
par value $.001, 10,000,000 shares issued and
outstanding	10,000		10,000
Common stock, 250,000,000 shares authorized,
par value $.0001, 499,234 shares issued and
outstanding	50		50
Additional paid-in capital	870,562		870,562
Retained deficit	(962,071)		(948,499)
Total stockholders' deficit	(81,459)		(67,887)
Total liabilities and stockholders' deficit	$-	S	-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$-	$-	$-	$-

General and administrative expenses	4,765	21,495	13,572	35,120

Loss from operations	(4,765)	(21,495)	(13,572)	(35,120)

Interest income

Net loss	$(4,765)	$(21,495)	$(13,572)	$(35,120)

Basic and diluted loss per common share	$(0.0095)	$(0.0431)	$(0.0272)	$(0.0703)

Weighted average number of common shares outstanding
Basic	499,234	499,234	499,234	499,234

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the six months
	June 30,
	2012	2011
Cash flows used for operating activities
Net loss	$(13,572)	$(35,120)
Adjustment to reconcile net income to net cash provided by operating activities
Accounts Payable	8,807	30,245
Short Term Loan – Related Party	4,765	4,875

Cash flows used for operating activities	-	-

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended June 30, 2012

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2011 included in our Form 10-K filed on April 16, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period of any future year.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended June 30, 2012

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

For the period ended June 30, 2012

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

Net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.  For the three months ended June 30, 2012 and 2010 there were 200,000,000 potential dilutive securities related to the preferred shares described in Note G.  Because the Company incurred losses for the six months ended June 30, 2012 and 2011, the number of basic and diluted shares of common stock is the same since any effect from outstanding convertible securities would be anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended June 30, 2012

(Unaudited)

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2012, the Company had not experienced impairment losses on its long-lived assets.

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

The Company did not grant any new employee options and no options were cancelled or exercised during the three months periods ended June 30, 2012 or 2011. As of June 30, 2012 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2012 and June 30, 2011.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended June 30, 2012

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended June 30, 2012

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

For the period ended June 30, 2012

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

The Company's income tax expense (benefit) for the years ended December 31, 2011 and 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

Year ended
December 31,
	2011		2010

Statutory rate applied to loss before income taxes	$-	$

Increase (decrease) in income taxes resulting from:
State income taxes			-
Other, including reserve for deferred tax asset	-

Income tax expense	$-		$-

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

For the period ended June 30, 2012

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

As of June 30, 2012 and December 31, 2011, a related party, has advanced $9,808 and $5,043 to the Company for Company expenses..  These paid expenses were for auditing fees and filing fees of the Company..

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

For the period ended June 30, 2012

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

NOTE G – 2009 Series “A” Preferred Shares

On March 31, 2012, pursuant to the terms of a Stock Purchase Agreement between Matthew Maza and Selva Resources, Corp, Selva Resources sold 10,000,000 Series “A” Preferred Shares to Matthew Maza.

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

Form of Business Combination

The manner in which the Company participates in a business combination will depend upon the nature of the transaction, the respective needs and desires of the Company and the management and shareholders of the candidate company, and the relative negotiating strength of each.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of June 30, 2012, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this quarterly report.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

On March 31, 2012, pursuant to the terms of a Stock Purchase Agreement between Matthew Maza and Selva Resources, Corp, Selva Resources sold 10,000,000 Series “A” Preferred Shares to Matthew Maza.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

________________________

*

To be filed by amendment.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2012

SILVER HILL MINES, INC.

By:   /s/ Matthew Maza

Matthew Maza

Title: President