Form 10-Q/A
period 2012-06-30
SILVER HILL MINES INC
filed 2012-09-14
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

Silver Hill Mines, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL).  This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

Item 6.   Exhibits

Exhibit No.

Description

31.1*	Chief Executive Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act
32.1*	Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.
101**

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

________________________

*

Previously filed with registrants Quarterly Report on Form 10-Q on August 14, 2012.

**

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

Dated:  September 14, 2012

SILVER HILL MINES, INC.

By:   /s/ Matthew Maza

Matthew Maza

Title: President

3