Form 10-Q
period 2012-09-30
SILVER HILL MINES INC
filed 2012-11-19
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number:  000-53236

SILVER HILL MINES, INC.

(Name of Small Business Issuer in its Charter)

NEVADA	91-1257351
(State of Incorporation)	(IRS Employer identification No.)

1425 Broadway Ave #454 Seattle, Washington	98122
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2012 we had 499,234 shares of common stock issued and outstanding.

Silver Hill Mines Inc.

Form 10Q

For the period ended September 30, 2012

Table of Contents

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 1A.  Risk Factors

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

Item 3.  Defaults upon Senior Securities.

Item 4.  Mine Safety Disclosures.

Item 5.  Other Information.

Item 6.  Exhibits

SIGNATURES

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc. (A Development Stage company) Balance Sheet
	(Unaudited)		(Audited)
	September 30,		December 31,
	2012		2011
Assets
Current assets
Cash and cash equivalents	$-		$-
Total current assets	-		-
Total assets	$-		$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$75,151		62,844
Loans – Related party 3	9,808
Loans – Related party 2			5,043
Total current liabilities	84,959		67,887

Stockholders' deficit
Preferred stock, 50,000,000 shares authorized,
par value $.001, 10,000,000 shares issued and
outstanding	10,000		10,000
Common stock, 250,000,000 shares authorized,
par value $.0001, 499,234 shares issued and
outstanding	50		50
Additional paid-in capital	870,562		870,562
Retained deficit	(965,571)		(948,499)
Total stockholders' deficit	(84,959)		(67,887)
Total liabilities and stockholders' deficit	$-	S	-

See accompanying notes to financial statements

Silver Hill Mines, Inc. (A Development Stage company) Statements of Operations (Unaudited)
	For the nine months ended September 30,		For the three months ended September 30,		Since Inception 3/27/1961 to 9/30/2012
	2012	2011	2012	2011
Revenues	$-	$-	$-	$-	$-

Interest Income					$760

					$760

Consultants		9,000		3,000	131,655
General and Administrative	2,265	1,106	2,000	151	765,087
Professional Fees	14,807	42,920	1,500	14,875	69,451
Rent Expense		138		18	138

Loss from operations	(17,072)	(53,164)	(3,500)	(18,044)	(966,331)

Interest income

Net loss	$(17,072)	$(53,164)	$(3,500)	$(18,044)	(965,571)

Basic and diluted loss per common share	$(0.0342)	$(0.1064)	$(0.0070)	$(0.0361)

Weighted average number of common shares outstanding, Basic	499,234	499,234	499,234	499,234

See accompanying notes to financial statements

Silver Hill Mines, Inc. (A Development Stage company) Statements of Cash Flows (Unaudited)
	For the nine months		Since Inception
	September 30,		3/27/1961 to 9/30/2012
	2012	2011
OPERATING ACTIVITIES
Net loss	$(17,072)	$(53,164)	$(965,571)
Adjustment to reconcile net income to net cash provided by operating activities
Accounts Payable	12,308	48,120	75,151

NET CASH FLOWS FROM OPERATING ACTIVITES	(4,765)	(5,044)	(890,420)

FINANCING ACTIVITIES
APIC	-	-	870,562
Capital Stock	-	-	10,050
Short Term Loan – Related Party 2	(5,044)	5,044	-
Short Term Loan – Related Party 3	9,808	-	9,808

NET CASH FLOWS FROM FINANCING ACTIVITIES	4,765	5,044	890,420

Cash and cash equivalents - Beginning of period	-	-	-

Cash and cash equivalents - End of period	$-	$-	-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

SILVER HILL MINES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

The Company is currently a development stage company.

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2011 included in our Form 10-K filed on April 16, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

SILVER HILL MINES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

(Unaudited)

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

SILVER HILL MINES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

(Unaudited)

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.  For the three months ended September 30, 2012 and 2011 there were 200,000,000 potential dilutive securities related to the preferred shares described in Note G.  Because the Company incurred losses for the nine months ended September 30, 2012 and 2011, the number of basic and diluted shares of common stock is the same since any effect from outstanding convertible securities would be anti-dilutive.

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

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2012, the Company had not experienced impairment losses on its long-lived assets.

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

SILVER HILL MINES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

(Unaudited)

In accordance with ASC 718, the benefits of tax deductions in excess of the compensation cost recognized for options exercised during the period are classified as financing cash inflows rather than operating cash inflows.

The Company did not grant any new employee options and no options were cancelled or exercised during the three months periods ended September 30, 2012 or 2011. As of September 30, 2012 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2012 and September 30, 2011.

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

SILVER HILL MINES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

(Unaudited)

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

SILVER HILL MINES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

(Unaudited)

NOTE E - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2011 and 2010, respectively, are as follows:

Years ended
December 31,
	2011	2010
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

The Company has a nominal net operating loss carryforward to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

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

SILVER HILL MINES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

(Unaudited)

	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$67,887	$6,095
Less valuation allowance	(67,887)	(6,095)

Net Deferred Tax Asset	$-	$-

During the year ended December 31, 2011 and 2010, respectively, the reserve for the deferred current tax asset increased by approximately $67,887 and $5,200 respectively.

NOTE F - Related Party Transactions

On March 31, 2012, pursuant to a board resolution dated March 15, 2012, for fees owed to Cident Law Group PLLC and Matthew Maza, Selva Resources Corp, a Nevada Corporation (“Selva Resources ”), in the best interest of clearing its debt and obligations, signed a stock purchase agreement selling 129,234 common stock shares (post-split shares) and 10,000,000 preferred shares to Matthew Maza.  Selva Resources also had no funds to pay for these maintenance requirements of the Corporation.  Without this transaction, the Corporation was not be able to file with the Securities and Exchange Commission timely, which would have cause damage to the Corporation.  For more information on this transaction, please review the Form 8-K filed on April 5, 2012.  Mr. Maza is currently looking for an acquisition and/or merger component for the Company and desires to find a candidate before year-end.

As of September 30, 2012 and December 31, 2011, a related party, has advanced $9,808 and $5,043 to the Company for Company expenses.  These paid expenses were for auditing fees and filing fees of the Company.  Currently, there are no convertible features that were agreed to for the advancement of funds.

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

During 2008, a related party had advanced $6,703 to the Company. As of December 31, 2008, the related party accepted as partial payment, the note receivable and accrued interest receivable, described above. The balance of the note receivable and accrued balance was $5,341. The balance of this related party advance was included in the amount converted to contributed capital on September 30, 2010.

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

SILVER HILL MINES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

(Unaudited)

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

NOTE H – Stock Split

Per the Form 8K filed on June 23, 2011, the Company's Board of Directors declared on June 20, 2011 a 100 old shares for 1 new share split of the Company's common stock. There was no effect on the number of authorized common stock shares. The stock split was paid on July 8, 2012, to stockholders of record at the close of business on June 18, 2012.  All share and per share information since the June 30, 2011 quarterly report has been retroactively adjusted to reflect the impact of the stock split.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2012, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

________________________

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

Dated:  November 15, 2012

SILVER HILL MINES, INC.

By:   /s/ Matthew Maza

Matthew Maza

Title: President