Form 10-K
period 2012-12-31
SILVER HILL MINES INC
filed 2013-04-15
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Yes ☑  No   ☐

State issuer’s revenues for its most recent fiscal year: $-0-

As of April 12, 2012, there were 499,234 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was approximately $4,992 based the average of the bid and asked price of $0.01 as quoted on the OTC Electronic Bulletin Board on June 30, 2012. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2012, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Transitional Small Business Disclosure Format: (Check One) Yes   ☐    No  ☑

Silver Hill Mines, Inc.

FORM 10-K

December 31, 2012

PART I

3

Item 1. Business.

3

Item 2. Description of Property.

7

Item 3. Legal Proceedings.

7

Item 4. Removed and Reserved.

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

34

PART I

Item 1. Business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-K are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

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

Present Business

The Company is currently finding an acquisition or merger candidate.

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

Searching for Business Combination Candidate

The Company is undercapitalized. A shareholder has agreed to advance funds to the Company or on behalf of the Company in order to (1) maintain the integrity of the corporate entity, and (2) pay general and administrative expenses related to transfer agency fees, financial accounting and auditing, and legal fees associated with initiating and preserving the corporate standing as an Securities and Exchange Commission reporting company.

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

Item 1A. Risk Factors.

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the years ended December 31, 2012 and 2011, were audited by the Company's independent certified public accountants, whose report dated April 7, 2013 includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.

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

Not Applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Electronic Bulletin Board. Our common stock became eligible for quotation on October 1, 2009. The following table sets forth the high and low bid prices of our common stock for the quarter ending March 31, 2008 to the interim period March 31, 2013.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Bid Information

Fiscal Quarter Ended	Low	High

March 31, 2013	0.06	0.06
December 31, 2012	0.15	0.15
September 30, 2012	0.25	0.25
June 30, 2012	0.008	0.008
March 31, 2012	0.04	0.15
December 31, 2011	0.15	0.25
September 30, 2011	0.008	10.00
June 30, 2011	0.04	0.14
March 31, 2011	0.05	0.24
December 31, 2010	0.01	0.10
September 30, 2010	0.01	0.01
June 30, 2010	0.003	0.01
March 31, 2010	0.005	0.04
December 31, 2009	0.005	0.04
September 30, 2009	0.005	0.04
March 31, 2009	0.005	0.04

(a)  Holders.

Our company has approximately 1,796 shareholders of its common stock as of December 31, 2012 holding 499,234 common shares.

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

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2012. Information is included for equity compensation plans not approved by our security holders.

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

Cash and Cash Equivalents

As of December 31, 2012, we had no cash or cash equivalents.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk.

Debt

As of December 31, 2012, the Company currently outstanding accounts payables in the amount of $72,651 and a short term loan of $13,808

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

John Scrudato CPA

7 Valley View Drive

Califon, New Jersey 07830

(908)-534-0008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Silver Hills Mines, Inc.

We have audited the accompanying balance sheet of Silver Hills Mines, Inc. as of December31, 2012, and the related statements of operations and stockholders’ equity, and cash flows for the year ended from January 1, 2012 to December 31, 2012. These financial statements are the responsibility of the Company’s management. The financial statements of Silver Hills Mines, Inc. as of December 31, 2011, were audited by other auditors whose report, dated April 12, 2012, expressed an unqualified opinion on those statements with an explanatory paragraph relating to the Company's ability to continue as a going concern. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Hills Mines, Inc.  as of December 31, 2012, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D, the Company has incurred significant losses since inception of $973,073 and has a working capital deficit of $92,459. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

April 7, 2013

Silver Hill Mines, Inc.

Balance Sheet

		December 31,
		2012	2011
Assets
Current assets
Cash and cash equivalents	$
Total current assets

Total assets	$

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses		$78,651	62,843
Accounts payable – Related party		13,808	5,043
Total current liabilities		92,459	67,886

Stockholders' equity
Preferred stock, 50,000,000 shares authorized,
par value $.001, 10,000,000 shares issued and
Outstanding for both 2012 and 2011		10,000	10,000
Common stock, 250,000,000 shares authorized,
par value $.0001, 499,234 shares issued and outstanding
for both 2012 and 2011		50	50
Additional paid-in capital		870,562	870,562
Retained earnings		(973,071)	(948,499)
Total stockholders' equity		(92,459)	(67,887)
Total liabilities and stockholders' equity		$-	-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

	For the year ended
	December 31,
	2012	2011
Revenues	$-	-

General and administrative expenses	24,572	67,887

Loss from operations	(24,572)	(67,887)

Interest income

Net loss	$(24,572)	(67,887)

Basic gain (loss) per common share	$(0.05)	(0.14)
Fully diluted gain (loss) per common share	-	-

Weighted average number of common shares used in per share calculations
Basic	499,234	499,234
Fully Diluted	200,499,234	200,499,234

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statement of Changes in Stockholders' Equity

	Common		Preferred		Additional		Total
	shares	Common	shares	Preferred	paid-in	Retained	stockholders'
	outstanding	stock	outstanding	stock	capital	Earnings	equity

Balance, December 31, 2009	499,234	$50	-	$-	$770,917	$(874,517)	$(103,550)

Preferred stock issued for repayment of related party loans and advances	-	-	10,000,000	10,000	99,645	-	109,645

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,095)	(6,095)

Balance, December 31, 2010	499,234	$50	10,000,000	$10,000	$870,562	$(880,612)	$-

Net loss for the year ended December 31, 2011	-	-	-	-	-	(67,887)	(67,887)

Balance, December 31, 2011	499,234	$50	10,000,000	$10,000	$870,562	$(948,499)	$(67,887)

Net loss for the year ended December 31, 2012	-	-	-	-	-	(24,572)	(24,572)

Balance, December 31, 2012	499,234	$50	10,000,000	$10,000	$870,562	$(973,071)	$(92,459)

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

		For the year ended
		December 31,
		2012	2011
Cash flows used for operating activities
Net loss		$(24,572)	(67,887)
Adjustment to reconcile net income to net cash provided by
operating activities
Change in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses		159,808	62,843
Short Term Loan		13,808	5,044

Cash flows used for operating activities		5,044	-

Cash flows from financing activities
Payments received from note receivable			-
Short Term Loan - Assignment		(5,044)	-

Cash flows from financing activities		-	-

Increase in cash and cash equivalents		-	-

Cash and cash equivalents - Beginning of period		-	-

Cash and cash equivalents - End of period		$-	-

Supplemental Disclosures regarding cash flows
Interest paid		$-	-
Income taxes paid	$

Non-cash financing activities
Preferred stock issued for related party accounts payable		$-	-
Additional Paid in Capital from Reverse Split (July 8, 2011)		$-	49,869
Capital Stock from Reverse Split (July 8, 2011)		$-	(49,689)

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.  For the years ended December 31, 2011 and 2012, there were 200,000,000 potential dilutive securities related to the preferred shares described in Note G.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2012, the Company had not experienced impairment losses on its long-lived assets.

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

The Company did not grant any new employee options and no options were cancelled or exercised during the twelve months periods ended December 31, 2012 or 2011. As of December 31, 2012 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2012 and December 31, 2011.

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

There are no other new accounting pronouncements adopted or enacted during the twelve months ended December 31, 2012 that had, or are expected to have, a material impact on our financial statements.

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

NOTE E - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2012 and 2011, respectively, are as follows:

Years ended
December 31,
	2012	2011
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

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

NOTE F - Related Party Transactions

Ending December 31, 2012, Matthew Maza, as principal shareholder of the Company, contributed $13,808 towards maintenance of the Company.

On March 31, 2012, pursuant to a board resolution dated March 15, 2012, for fees owed to Cident Law Group PLLC and Matthew Maza, Selva Resources Corp, a Nevada Corporation (“Selva Resources ”), in the best interest of clearing its debt and obligations, signed a stock purchase agreement selling 129,234 common stock shares (post-split shares) and 10,000,000 preferred shares to Matthew Maza.  Selva Resources also had no funds to pay for these maintenance requirements of the Corporation.  Without this transaction, the Corporation would not have been able to file with the Securities and Exchange Commission timely, which would have caused damage to the Corporation.  For more information on this transaction, please review the Form 8-K filed on April 5, 2012.  Further, $5,053 that was loaned to the Company from Selva Resources (see next paragraph) was assigned to Matthew Maza for debt owed to him.

As of December 31, 2012, Selva Resources, as a related party, paid for $5,043 in expenses for the Company.  These paid expenses were for auditing fees and filing fees of the Company and are recorded on the Company’s current liabilities.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE G – 2009 Series “A” Preferred Shares

On March 31, 2012, pursuant to the terms of a Stock Purchase Agreement between Matthew Maza and Selva Resources, Corp, Selva Resources sold 10,000,000 to Matthew Maza to settle debt owed to him.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2012 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A.  During fiscal year ending December 31, 2012, our officers and directors and affiliated shareholders information is as follows:

Name	Age	Position	Term
Matthew Maza	36	President, Treasurer, Director, Control Shareholder	03/30/12 - Present

Matthew Maza	36	Secretary	12/28/10 - Present

Selva Resources Corp.		Control Shareholder	12/28/10 – 03/30/12 (*)

(*) – Please see Item 12 for subsequent events concerning the control shareholder.

Matthew Maza: Mr. Maza has over 6 years experience in business, corporate, and securities transactions.  He has experience in every phase of a business transaction - planning, negotiation, formation, and execution.   From 2007 and on, he has worked for private and public corporations across the US, creating documents and legal solutions for securities offerings, mergers, vendor contracts, employment agreements, and regulatory filings.  Prior to 2007, he worked as a financial analyst, processing financial information for cash flows, capital budgets, financial projections - he proposed models to derive internal rate of return for institutional investors, as well as created reports and explanatory analysis on inconsistencies in financial projections.  Mr. Maza previously worked for Amazon.com, where he coordinated RFPs, negotiated and drafted complex software license, hardware, content, service, and other IT contracts, ranging from maintenance to new projects worth upwards of one million dollars. There, he analyzed software licenses and support contracts for financial data and irregular contractual term, and created databases to financially analyze procurement department cost savings.  Prior to law school and business school, Mr. Maza was a research technician at the University of Washington Genome Center, where he sequenced segments of Chromosome 7 for the Human Genome Project and managed implementation of a robotics system for the integration of automation with genetic experiments and projects.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended December 31, 2012, Section 16(a) filing requirements applicable to the company’s officers, directors and greater than 10% beneficial owners were not satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Matthew Maza	0	0	0

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

Grants of Plan-Based Awards

There were no grants of plan-based awards to any executive officer or director during the fiscal year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2012.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 499,234 shares of common stock outstanding as of December 31, 2012.

Table 1.  Security Ownership of Beneficial Owners, Directors, and Officers

Name and	Amount and Nature of	Percentage
Address	Beneficial Ownership	of Class
Matthew Maza	200,129,073(1)(2)	99.82%
1425 Broadway Ave #454
Seattle, Washington 98122

(1) 129.073 (Post-split) of these common stock shares were transferred under a Stock Purchase Agreement, dated March 31, 2012, to Matthew Maza for receivables owed to him by Selva Resources Corp.  On December 17, 2010, these shares were purchased from Long Lane Capital, Inc by Selva Resources Corp.  Long Lane Capital, Inc. purchased the Bergstrom, Triad Exploration, Brimhall and E. Wilson shares from Bergstrom and Triad. As of the date of this registration statement, these foregoing shares have not been transferred into the name of Matthew Maza.

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

Table 2. Preferred Stock Ownership

Name and	Amount and Nature of	Percentage
Address	Beneficial Ownership	of Class
Matthew Maza	10,000,000(1)	100.00%
1425 Broadway Ave #454
Seattle, Washington 98122

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

On June 28, 2010, Gregory M. Wilson received physical possession of the 10,000,000 shares of Series A Preferred Stock.

On December 28, 2010 Selva Resources Corp. received physical possession of the 10,000,000 shares of Series A Preferred Stock, per the Stock Purchase Agreement dated December 17, 2010, as reported on Form 8-K December 29, 2010, through the certificate is still in the name of Gregory M. Wilson.  As of the date of this registration statement, these foregoing shares have not been transferred into the name of Selva Resources Corp.  Lisa Logan is the natural person who has voting and dispositive authority over Selva Resources Corp.

On March 31, 2012, pursuant to a board resolution dated March 15, 2012, for fees owed to Cident Law Group PLLC and Matthew Maza, Selva Resources Corp, a Nevada Corporation (“Selva Resources”), in the best interest of clearing its debt and obligations, signed a stock purchase agreement selling 129,234 common stock shares (post-split shares) and 10,000,000 preferred shares to Matthew Maza.  Selva Resources also had no funds to pay for these maintenance requirements of the Corporation.  Without this transaction, the Corporation would not have been able to file with the Securities and Exchange Commission timely, which would have caused damage to the Corporation.

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

As of December 31, 2011, Selva Resources Corp. (Selva), was an affiliate shareholder owning 25.96% of the Company’s issued and outstanding common stock, where Lisa Logan is also the President of, owning 3.87% or 250,000 restricted common stock of Selva.  Selva Resources Corp. has agreed to loan the Company funds for its limited operations.  Selva also owned 10,000,000 shares of Series “A” preferred stock, giving it the majority ownership.  These issued shares represent the number of common shares, which into which the Preferred shares are convertible and the number of votes represented by the Preferred Shares.

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

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees to E. Randall Gruber, CPA, in 2011 and John Scrudato, CPA, in 2012, as our auditors.  The change in auditor was due to Mr. Gruber having accepted a position in a New York based company.  Information concerning this withdrawal is in Form 8-Kl posted November 9, 2012

	Year End 12-31-11	Year End 12-31-12
Audit Fees	$4,500	$5,500
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other fees	-0-	-0-
Total Fees	$4,500	$5,500

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2011 or 2012.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees paid for the periods.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2011 or 2012.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during 2012 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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
101*

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

Included with this filing

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

Dated: April 12, 2013

Silver Hill Mines, Inc.

/s/ Matthew Maza

By: Matthew Maza

Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Maza

By: Matthew Maza

Title: Director

34