Form 10-Q
period 2013-03-31
SILVER HILL MINES INC
filed 2013-05-20
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2013

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

As of May 17, 2013 we had 499,234 shares of common stock issued and outstanding.

Silver Hill Mines Inc.

Form 10Q

For the period ended March 31, 2013

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

Risk Factors

18

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

18

Item 3.

Defaults upon Senior Securities.  None.

18

Item 4.

Removed and Reserved.

18

Item 5.

Other Information.

18

Item 6.

Exhibits

20

SIGNATURES

21

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the entire 10Q filing statement for Silver Hill Mines, Inc. We have also analyzed the analytical sections and their conclusions as derived from the Financial Statements. We are in agreement as to their correctness as presented in this document. We hereby consent to the use in the reviewed statements  for the quarters ended March 31, 2013 and 2012.

/s/ John Scrudato CPA

Califon New Jersey

May 19, 2013

Silver Hill Mines, Inc.

Balance Sheet

	March 31,		December 31,
	2013		2012
	(Unaudited)		(Audited)
Assets
Current assets
Cash and cash equivalents	$-		$-
Total current assets	-		-
Total assets	$-		$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$78,503		78,651
Accounts payable – Related party	16,303		13,808
Total current liabilities	94,806		92,459

Stockholders' deficit
Preferred stock, 50,000,000 shares authorized,
par value $.001, 10,000,000 shares issued and
Outstanding at 3/31/13 and 12/31/12	10,000		10,000
Common stock, 250,000,000 shares authorized,
par value $.0001, 499,234 shares issued and
Outstanding at 3/31/13 and 12/31/12	50		50
Additional paid-in capital	870,562		870,562
Retained earnings	(975,418)		(973,071)
Total stockholders' deficit	(94,806)		(92,459)
Total liabilities and stockholders' deficit	$-	S	-

"See accompanying notes to financial statements"

Silver Hill Mines, Inc.

Statements of Operations

	For the three months ended
	March 31
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$-	$-

General and administrative expenses	8,347	8,808

Loss from operations before taxes	(8,347)	(8,808)

Tax expense	0	0

Net loss	$(8,347)	$(8,808)

Basic and diluted loss per common share	$(0.017)	$(0.017)

Weighted average number of common shares used in per share calculations
	499,234	499,234

"See accompanying notes to financial statements"

Silver Hill Mines, Inc.

Statements of Cash Flows

	For the three months ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows for Operating Activities
Net loss	$(8,347)	$(8,808)
Adjustment to reconcile net income to net cash provided by:
Operating activities (Accounts Payables)	5,852
Change in operating assets and liabilities:
Increase in accounts payable – Related party	2,495	8,808

Cash flows for Operating Activities	-	-

Cash flows for Financing Activities:
Capital Stock
Additional Paid-in Capital
Common Stock
Preferred Stock

Cash flows for Financing Activities	-	-

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

"See accompanying notes to financial statements"

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

The Company is currently finding an acquisition or merger candidate.

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

Recently issued accounting pronouncements

No. 2012-02, July 2012, Intangibles—Goodwill and Other (Topic 350):  In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.

No. 2012-06, October 2012, Business Combinations (Topic 805): When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).

No. 2013-01, January 2013, Balance Sheet(Topic 210): The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11.

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

NOTE E - Income Taxes

Due to the change in majority ownership in 2012 and under the limitations of the Internal Revenue Code. there are no benefits to losses incurred that can be carried forward from prior years.

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

During the year ended December 31, 2012, under the new ownership, the deferred current tax asset increased by approximately $14,542.

NOTE F - Related Party Transactions

Ending March 31, 2013, Matthew Maza, as principal shareholder of the Company, contributed $14.988 towards maintenance of the Company.

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

As of December 31, 2008, a related party has advanced $6,703 to the Company. This related party accepted as partial payment, the note receivable and accrued interest receivable, described above. The balance of the note receivable and accrued balance was $5,341. The balance of this related party advance was included in the amount converted to contributed capital on September 30, 2010.

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

Item 1A.  Risk Factors

There have been no material changes from risk factors disclosed in our Form 10-K filed on April 15, 2013.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

________________________

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

Dated:  May 20, 2013

SILVER HILL MINES, INC.

By: _/s/ Matthew Maza

Matthew Maza

Title: President