Form 10-K/A
period 2012-12-31
SILVER HILL MINES INC
filed 2013-07-03
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

FORM 10-K/A

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

Dated: July 2, 2013

Silver Hill Mines, Inc.

/s/ Matthew Maza

By: Matthew Maza

Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Maza

By: Matthew Maza

Title: Director