Form 10-K
period 2013-12-31
SILVER HILL MINES INC
filed 2014-03-31
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Yes ☑  No   ☐

State issuer’s revenues for its most recent fiscal year: $-0-

As of December 31, 2013, there were 499,234 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was approximately $22,500 based the average of the bid and asked price of $0.06 as quoted on the OTC Electronic Bulletin Board on March 17, 2014. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 17, 2014, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Transitional Small Business Disclosure Format: (Check One) Yes   ☐    No  ☑

Silver Hill Mines, Inc.

FORM 10-K

December 31, 2013

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

Item 1A. Risk Factors.

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the years ended December 31, 2013 and 2012, were audited by the Company's independent certified public accountants, whose report dated March 27, 2014 includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.

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

Table 1.

Bid Information

Fiscal Quarter Ended	Low	High
December 31, 2013	0.06	0.06
September 30, 2013	0.06	0.06
June 30, 2013	0.06	0.06
March 31, 2013	0.06	0.06
December 31, 2012	0.15	0.15
September 30, 2012	0.25	0.25
June 30, 2012	0.008	0.008
March 31, 2012	0.04	0.15
December 31, 2011	0.15	0.25
September 30, 2011	0.008	10.00
June 30, 2011	0.04	0.14
March 31, 2011	0.05	0.24
December 31, 2010	0.01	0.10
September 30, 2010	0.01	0.01
June 30, 2010	0.003	0.01
March 31, 2010	0.005	0.04
December 31, 2009	0.005	0.04
September 30, 2009	0.005	0.04
March 31, 2009	0.005	0.04

(a)  Holders.

Our company has approximately 1,796 shareholders of its common stock as of December 31, 2013 holding 499,234 common shares.

(b)  Dividends.

There are no restrictions imposed on the Company, which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)  Recent Sales of Unregistered Securities

No securities were offered or sold during the fourth quarter.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2013. Information is included for equity compensation plans not approved by our security holders.

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

Cash and Cash Equivalents

As of December 31, 2013, we had no cash or cash equivalents.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk.

Debt

As of December 31, 2013, the Company currently outstanding accounts payables in the amount of $86,312 and a short term loan of $18,841

The interest rate on our outstanding debt obligations are fixed and are not subject to market fluctuations. Some of our convertible debt may have its interest costs increased if the debt is converted into common stock because the conversion price is a function of the market price of our common stock.

Item 8. Financial Statements and Supplementary Data.

For years ending 2013 and 2012:

John Scrudato CPA

7 Valley View Drive

Califon, New Jersey 07830

(908)-534-0008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Silver Hills Mines, Inc.

We have audited the accompanying balance sheet of Silver Hills Mines, Inc. (“the Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Hills Mines, Inc. as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D, the Company has incurred significant losses since inception of $985,765. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 27, 2014

Silver Hill Mines, Inc. Balance Sheet
	December 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$ -	$ -
Total current assets	$ -	$ -

Total assets	$ -	$ -

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$ 86,311	$ 72,651
Accounts payable – Related party	18,841	13,808
Total current liabilities	105,152	86,459

Stockholders' equity(deficit)
Preferred stock, 50,000,000 shares authorized, par value $.001, 10,000,000 shares issued and outstanding for both 2013 and 2012	10,000	10,000
Common stock, 250,000,000 shares authorized, par value $.0001, 499,234 shares issued and outstanding for both 2013 and 2012	50	50
Additional paid-in capital	870,562	870,562
Retained earnings	(985,764)	(967,071)
Total stockholders' equity(deficit)	(105,152)	(86,459)
Total liabilities and stockholders' equity	$ -	$ -

See accompanying notes to financial statements

Silver Hill Mines, Inc. Statements of Operations
	For the year ended
	December 31,
	2013	2012
Revenues	$ -	$ -

General and administrative expenses	18,694	18,572

Loss from operations	(18,694)	(18,572)

Interest income	-	-

Net loss	(18,694)	(18,572)

Basic gain (loss) per common share	$ (0.04)	$ (0.04)
Fully diluted gain (loss) per common share	$ -	$ -

Weighted average number of common shares used in per share calculations
Basic	499,234	499,234
Fully Diluted	200,499,234	200,499,234

See accompanying notes to financial statements

Silver Hill Mines, Inc. Statement of Changes in Stockholders' Equity(deficit)
	Common shares outstanding	Common stock	Preferred shares outstanding	Preferred stock	Additional paid-in capital	Retained Earnings	Total stockholders' Equity(deficit)

Balance, December 31, 2009	499,234	$50	-	$-	$770,917	$(874,517)	$(103,550)

Preferred stock issued for repayment of related party loans and advances	-	-	10,000,000	10,000	99,645	-	109,645

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,095)	(6,095)

Balance, December 31, 2010	499,234	$50	10,000,000	$10,000	$870,562	$(880,612)	$-

Net loss for the year ended December 31, 2011	-	-	-	-	-	(67,887)	(67,887)

Balance, December 31, 2011	499,234	$50	10,000,000	$10,000	$870,562	$(948,499)	$(67,887)

Net loss for the year ended December 31, 2012	-	-	-	-	-	(18,572)	(18,572)
Balance, December 31, 2012	499,234	$50	10,000,000	$10,000	$870,562	$(967,071)	$(86,459)

Net loss for the year ended December 31, 2013	-	-	-	-	-	(18,694)	(18,694)
Balance, December 31, 2013	499,234	$50	10,000,000	$10,000	$870,562	$(985,765)	$(105,152)

See accompanying notes to financial statements

Silver Hill Mines, Inc. Statements of Cash Flows
	For the year ended
	December 31,
	2013	2012
Cash flows used for operating activities
Net loss	$ (18,694)	$ (24,572)
Adjustment to reconcile net income to net cash provided by operating activities
Change in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	13,661	11,308
Short Term Loan	5,033	13,808

Cash flows used for operating activities	-	5,044

Cash flows from financing activities

Short Term Loan - Assignment	-	(5,044)

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	-	-

Supplemental Disclosures regarding cash flows
Interest paid	-	-
Income taxes paid	-	-

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2013, the Company had not experienced impairment losses on its long-lived assets.

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

The Company did not grant any new employee options and no options were cancelled or exercised during the twelve months periods ended December 31, 2013 or 2012. As of December 31, 2013 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2013 and December 31, 2012.

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

There are no other new accounting pronouncements adopted or enacted during the twelve months ended December 31, 2013 that had, or are expected to have, a material impact on our financial statements.

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

NOTE E - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2013 and 2012, respectively, are as follows:

Years ended
December 31,
	2013	2012
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

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

Because there was a more than 50 percent change in control during the year ended December 31, 2010, the Company did not maintain the prior carry-forward losses reported.

NOTE F - Related Party Transactions

During the year ended December 31, 2013, Matthew Maza, as principal shareholder of the Company, contributed $18,841 towards maintenance of the Company.

On March 31, 2012, pursuant to a board resolution dated March 15, 2012, for fees owed to Cident Law Group PLLC and Matthew Maza, Selva Resources Corp, a Nevada Corporation (“Selva Resources ”), in the best interest of clearing its debt and obligations, signed a stock purchase agreement selling 129,234 common stock shares (post-split shares) and 10,000,000 preferred shares to Matthew Maza.  Selva Resources also had no funds to pay for these maintenance requirements of the Corporation.  Without this transaction, the Corporation  would not be able to file with the Securities and Exchange Commission in timely fashion, which would have cause damage to the Corporation.  For more information on this transaction, please review the Form 8-K filed on April 5, 2012.  Further, $5,053 that was loaned to the Company from Selva Resources (see next paragraph) was assigned to Matthew Maza for debt owed to him.

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

NOTE H – Reverse Split of Common Stock

On June 20, 2011, the Company filed a certificate of amendment with the Nevada Secretary of State to consolidate the Company’s issued and outstanding common shares on a 100 old for 1 new basis.  There was no effect on the number of authorized common stock shares.  The filing became effective on July 8, 2011. No fractional shares were issued and all fractional shares resulting from the consolidation were rounded up.  The consolidation decreased the Company’s issued and outstanding common shares to 499,234 from 49,918,961.  The number of authorized common stock shares remained 250,000,000.  All historical share and per share amounts except par value have been adjusted to reflect the reverse stock split.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2013 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A.  During fiscal year ending December 31, 2013, our officers and directors and affiliated shareholders information is as follows:

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended December 31, 2013, Section 16(a) filing requirements applicable to the company’s officers, directors and greater than 10% beneficial owners were satisfied.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards to any executive officer or director during the fiscal year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2013.

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

Shareholder Communications

The Company does not currently have a process for security holders to send communications to the Board. Presently, it is not inappropriate for this Company to have no process because it has no assets and nominal operations.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 499,234 shares of common stock outstanding as of December 31, 2013.

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

On March 31, 2012, pursuant to a board resolution dated March 15, 2012, for fees owed to Cident Law Group PLLC and Matthew Maza, Selva Resources Corp, a Nevada Corporation (“Selva Resources ”), in the best interest of clearing its debt and obligations, signed a stock purchase agreement selling 129,234 common stock shares (post-split shares) and 10,000,000 preferred shares to Matthew Maza.  Selva Resources also had no funds to pay for these maintenance requirements of the Corporation.  Without this transaction, the Corporation  would not be able to file with the Securities and Exchange Commission in timely fashion, which would have cause damage to the Corporation.

Item 13. Certain Relationships and Related Transactions and Director Independence.

As of March 31, 2012, Matthew Maza is an affiliate shareholder holding the shares that were once held by Selva Resources Corp (please see below).  Because the Corporation is, as of this filing, a shell corporation that has no operations and limited personnel, Mr. Maza acts as an officer and a director of the Corporation.

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

Prior to the Selva becoming the majority shareholder, the Company entered into a legal engagement agreement with Mr. Gregory Wilson dated April 7, 2007. The Company incurred legal fees for Mr. Wilson’s services to the Company, which became due when the Company exchanged hands to Selva Resources Corp. Eric M. Wilson was a member of the Company’s board of directors until December 28, 2010 and is the brother of Gregory M. Wilson. The dollar value of the legal engagement totaled $109,645, where $101,968 was converted into 10,000,000 shares of Series Preferred “A” stock on May 12, 2010, and $7,677 was converted to additional paid in capital by Gregory M. Wilson on September 30, 2010 to effectively close out all remaining accounts payables.

Director Independence

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules.  Such definition does not currently apply to us, because we are not listed on NASDAQ.

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

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees to John Scrudato, CPA, in 2013 and 2012, as our auditor.

	Year End 12-31-13	Year End 12-31-12
Audit Fees	$5,500	$4,500
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other fees	-0-	-0-
Total Fees	$4,500	$5,500

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2012 or 2013.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees paid for the periods.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2012 or 2013.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during 2013 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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
101*

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

Included with this filing

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

Dated: March 31, 2014

Silver Hill Mines, Inc.

/s/ Matthew Maza

By: Matthew Maza

Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Maza

By: Matthew Maza

Title: Director

34