Form 10-Q
period 2014-03-31
SILVER HILL MINES INC
filed 2014-05-20
CIK 1434994

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2014

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

As of May 5, 2014 we had 499,234 shares of common stock issued and outstanding.

Silver Hill Mines Inc.

Form 10Q

For the period ended March 31, 2014

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

18

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

18

Item 3.    Defaults upon Senior Securities.

18

Item 4.    Removed and Reserved.

18

Item 5.    Other Information.

18

Item 6.    Exhibits

20

SIGNATURES

21

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.

Balance Sheet

	(Unaudited)
	March 31,		December 31,
	2014		2013
Assets
Current assets
Cash and cash equivalents	$-		$-
Total current assets	-		-
Total assets	$-		$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$74,312		86,311
Accounts payable – Related party	19,341		18,841
Total current liabilities	93,653		105,152

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized,
par value $.001, 10,000,000 shares issued and
outstanding	10,000		10,000
Common stock, 250,000,000 shares authorized,
par value $.0001, 499,234 shares issued and
outstanding	50		50
Additional paid-in capital	870,562		870,562
Retained earnings	(974,265)		(985,765)
Total stockholders' equity (deficit)	(93,653)		(105,152)
Total liabilities and stockholders' equity	$-	S	-

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		Since Inception March 27, 1961 to
	March 31		March 31
	2014	2013	2014
Revenues	$-	$-	$-
Interest Income			760

General and administrative expenses		8,347	(-987,270)

Loss from operations		(8,347)	(987,270)

Other Income - Relieved Debt	11,500		11,500

Net income (loss)	$11,500	$(8,347)	$(975,770)

Basic and diluted loss per common share	$0.023	$(0.017)

Weighted average number of common shares used
in per share calculations	499,234	499,234

See accompanying notes to financial statements

Silver Hill Mines, Inc.

Statements of Cash Flows

(Unaudited)

	For the three months		Since Inception March 27, 1961 to
	March 31,		March 31
	2014	2013	2014
Cash flows for Operating Activities
Net Income(loss)	$11,500	$(8,347)	$(975,770)
Adjustment to reconcile net income to net cash provided by:
Operating activities (Accounts Payables)	(12,000)	5,852	75,818
Change in operating assets and liabilities:
Increase in accounts payable – Related party	500	2,495	19,341

Cash flows for Operating Activities	-	-	(880,612)

Cash flows for Financing Activities:
Capital Stock			10,050
Additional Paid-in Capital
Common Stock			770,917
Preferred Stock			99,645

Cash flows for Financing Activities	-	-	880,612

Increase in cash and cash equivalents	-	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2013 included in our Form 10-K filed on March 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three months ended March 31, 2014, and 2013 there were no potential dilutive securities.

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

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2014, the Company had not experienced impairment losses on its long-lived assets.

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

The Company did not grant any new employee options and no options were cancelled or exercised during the three months periods ended March 31, 2014 or 2013. As of March 31, 2014 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2014 and March 31, 2013.

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

During the year ended December 31, 2013, under the new ownership, the deferred current tax asset increased by approximately $18,694.

NOTE F - Related Party Transactions

Ending March 31, 2014, Matthew Maza, as principal shareholder of the Company, contributed $19,341 towards maintenance of the Company.

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

Item 1A.  Risk Factors

There have been no material changes from risk factors disclosed in our Form 10-K filed on March 31, 2014.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A  person  is  deemed to  own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or  exercise  of  any convertible  security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect  to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 200,499,234 shares of fully diluted common stock outstanding as of May 6, 2014.

Table 1 Common Stock Ownership
	Amount and Nature
Name and	of Beneficial	Percentage
Address	Ownership	of Class
Matthew Maza	200,129,073(1)(2)	99.82%
1425 Broadway Ave #454
Seattle, Washington 98122 m.maza@cidentgroup.com

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

101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

Included with this filing

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

Dated:  May 14, 2014

SILVER HILL MINES, INC.

By: _/s/ Matthew Maza

Matthew Maza

Title: President

m.maza@cidentgroup.com

19