Form 10-Q
period 2014-06-30
SILVER HILL MINES INC
filed 2014-08-14
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number    000-53236

SILVER HILL MINES, INC.

(Name of Small Business Issuer in its Charter)

NEVADA	91-1257351
(State of Incorporation)	(IRS Employer identification No.)

2113 Radio City Station, New York, NY	10101
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 935-8400

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

As of August 1, 2014, we had 499,234 shares of common stock issued and outstanding.

SILVER HILL MINES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2014

Table of Contents

PART I-FINANCIAL INFORMATION

3

Item 1.   Financial Statements

3

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.   Controls and Procedures.

13

PART II-OTHER INFORMATION

16

Item 1.   Legal Proceedings.

16

Item 1A. Risk Factors.

16

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.   Defaults upon Senior Securities.

16

Item 4.   Mine Safety Disclosures.

16

Item 5.   Other Information.

16

Item 6.   Exhibits

16

SIGNATURES

17

PART I-FINANCIAL INFORMATION

Item 1.

Financial Statements

Silver Hill Mines, Inc.
Balance Sheet

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total assets	$-	$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$-	$86,311
Accounts payable – Related party	-	18,841
Total current liabilities	-	105,152

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, par value $.001, 10,000,000 shares issued and outstanding	10,000	10,000

Common stock, 250,000,000 shares authorized, par value $.0001, 499,234 shares issued and outstanding	50	50
Additional paid-in capital	964,214	870,562
Retained earnings	(974,264)	(985,764)

Total stockholders' equity (deficit)	-	(105,152)
Total liabilities and stockholders' equity	$-	$-

See accompanying notes to financial statements

Silver Hill Mines, Inc. Statements of Operations (Unaudited)
	For the three months ended		For the six months ended		Since Inception March 27, 1961 to
	June 30,2014	June 30,2013	June 30,2014	June 30,2013	June 30,2014
Revenues	$-	$-	$-	$-	$-

General and administrative expenses	-	8,963	-	10,458	985,764
Loss from operations	-	(8,963)	-	(10,458)	(985,764)
Other Income - Relieved Debt	-	-	11,500	-	11,500
Net income (loss)	$-	$(8,963)	$11,500	$(10,458)	$(974,264)

Basic and diluted loss per common share	$-	$(0.0180)	0.023	$(0.021)	$(1.955)

Weighted average number of common shares used in per share calculations	499,234	499,234	499,234	499,234	499,234

See accompanying notes to financial statements

Silver Hill Mines, Inc. Statements of Cash Flows (Unaudited)
	For the six months ended		Since Inception Mar 27, 1961 to
	June 30,2014	June 30,2013	June 30,2014

Cash flows for Operating Activities
Net Income(loss)	$11,500	$(10,458)	$(974,264)
Adjustment to reconcile net income to net cash provided by:
Change in operating assets and liabilities:
Decrease in Accounts Payable	(86,311)	5,500	-
Decrease in Accounts Payable – Related party	(18,841)	4,958	-
Cash flows for Operating Activities	(93,652)	-	(974,264)

Cash flows for Financing Activities:
Capital Stock	-	-	10,050
Additional paid-in capital Common Stock	93,652	-	864,569
Additional paid-in capital Preferred Stock	-	-	99,645
Cash flows for Financing Activities	93,652	-	974,264

Increase in cash and cash equivalents	-	-	-
Cash and cash equivalents - Beginning of period	-	-	-
Cash and cash equivalents - End of period	$-	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2013 included in our Form 10-K filed on June 30, 2014. Certain information and foot note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our financial position and results of operations. The operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.”  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the  “as if converted”  basis. For the three months ended June 30, 2014, and 2013 there were no potential dilutive securities.

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

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset”  approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2014, the Company had not experienced impairment losses on its long-lived assets.

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

The Company did not grant any new employee options and no options were cancelled or exercised during the three months periods ended June 30, 2014 or 2013. As of Jun30, 2014 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2014 and June 30, 2013.

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

NOTE E - Income Taxes

Due to the change in majority ownership in 2012 and under the limitations of the Internal Revenue Code, there are no benefits to losses incurred that can be carried forward from prior years.

The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

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

SILVER HILL MINES, INC.

Notes to Financial Statements

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

Management has identified a business opportunity in the form of a beverage product distribution and licensing agreement.  The target opportunity is in an evaluation stage of business opportunity development. No definitive agreements have yet been executed.

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

Financing

The Company believes it that can satisfy its cash requirements for the foreseeable future.  To the extent that additional funds are needed in the next twelve months in order to pay for financial accounting, auditing, transfer agency or EDGAR filing fees, the majority shareholder intends to advance or loan funds to the company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of  June 30, 2014, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this report on Form 10-Q fairly present, in all material respects, Company’s financial condition as reported,  in conformity with United States generally accepted accounting principles (GAAP).

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

*

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

*

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

*

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Ineffective Oversight of Financial Reporting.  The Company has not provided an appropriate level of oversight of the financial reporting process and has not appropriately monitored the Company’s system of internal control.  The Company’s monitoring of management’s assessment of internal control over financial reporting did not result in appropriate actions taken by management to remedy the deficiencies in the process to assess internal control over financial reporting. The Company has no independent audit committee overseeing the financial reporting process.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities.  Our failure to segregate duties has been a material weakness since inception through this report.

Sufficiency of Accounting Resources. The Company has limited accounting personnel to prepare its financial statements. The insufficiency of our accounting resources has been a material weakness since inception.

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of March 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2014, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not Applicable

Item 5.

Other Information.

Management has identified a business opportunity in the form of a beverage product distribution and licensing agreement.  The target opportunity is in an evaluation stage of business opportunity development. No definitive agreements have yet been executed.

Item 6.

Exhibits

(a) Exhibits

Exhibit No.

Description

31

Chief Executive/Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

32

Chief Executive/Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2014

SILVER HILL MINES, INC.

/s/ George Clair

By: _________________________

         George Clair

Title: President, Chief Executive Officer

Chief Financial Officer, Chief Accounting Officer