Form 10-Q
period 2014-09-30
SILVER HILL MINES INC
filed 2014-11-14
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2014

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

As of November 14, 2014 we had 499,234 shares of common stock issued and outstanding.

SILVER HILL MINES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2014

PART I-FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4. Controls and Procedures.

12

PART II-OTHER INFORMATION

15

Item 1.  Legal Proceedings.

15

Item 1A.  Risk Factors.

15

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

15

Item 3.  Defaults upon Senior Securities.  None.

15

Item 4.  Mine Safety Disclosures.  Not Applicable

15

Item 5.  Other Information.

15

Item 6.  Exhibits

15

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Silver Hill Mines, Inc.
Balance Sheet

	(Unaudited)
	September 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total assets	$-	$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$2,910	$86,311
Accounts payable – Related party	0	18,841
Total current liabilities	2,910	105,152

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, par value $.001, 10,000,000 shares issued and outstanding	10,000	10,000

Common stock, 250,000,000 shares authorized, par value $.0001, 499,234 shares issued and outstanding	50	50
Additional paid-in capital	964,214	870,562
Retained earnings	(977,174)	(985,764)

Total stockholders' equity (deficit)	(2,910)	(105,152)
Total liabilities and stockholders' equity	$0	$0

See accompanying notes to financial statements.

Silver Hill Mines, Inc.
Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended		Since Inception March 27, 1961 to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
Revenues	$-	$-	$-	$-	$-
Interest Income	-	-	-	-	-

General and administrative expenses	2,910	2,161	2,910	12,619	988,674
Loss from operations	2,910	(2,161)	(2,910)	(12,619)	(988,674)

Other Income - Relieved Debt	-	-	11,500	-	11,500
Net income (loss)	$2,910	$(2,161)	$8,590	$(12,619)	$(977,174)

Basic and diluted loss per common share	$0.006	$(0.0043)	$0.017	$(0.025)	$(1.960)

Weighted average number of common shares used in per share calculations	499,234	499,234	499,234	499,234	499,234

See accompanying notes to financial statements.

Silver Hill Mines, Inc.
Statements of Cash Flows (Unaudited)
			Since Inception
	For the nine months ended		March 27, 1961 to
	September 30, 2014	September 30, 2013	September 30, 2014
Cash flows for Operating Activities
Net Income(loss)	$8,590	$(12,619)	$(977,174)
Adjustment to reconcile net income to net cash provided by:
Adjustment to reconcile net income to net cash provided by operating activities (Accounts Payables)
Change in operating assets and liabilities:
Decrease in Accounts Payable	(83,401)	7,660	2,910
Decrease in Accounts Payable – Related party	(18,841)	4,959	0

Cash flows for Operating Activities	(93,652)	-	(974,264)

Cash flows for Financing Activities:
Capital Stock	-	-	10,050
Additional paid-in capital (assumption of liability by former Shareholder)
Common Stock	93,652	-	864,569
Preferred Stock	-	-	99,645

Cash flows for Financing Activities	93,652	-	974,264

Increase in cash and cash equivalents	-	-	-

Cash and cash equivalents - Beginning of period	-	-	-

Cash and cash equivalents - End of period	$-	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2013 included in our Form 10-K filed on March 31, 2014. Certain information and foot note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our financial position and results of operations. The operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.”  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the nine months ended September 30, 2014, and 2013 there were no potential dilutive securities.

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

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset”  approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2014, the Company had not experienced impairment losses on its long-lived assets.

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

The Company did not grant any new employee options and no options were cancelled or exercised during the three months periods ended September 30, 2014 or 2013. As of September 30, 2014 there were no options outstanding.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2014 and September 30, 2013.

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

Silver Hill Mines, Inc.

Notes to Financial Statements

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

NOTE F - Related Party Transactions

Ending March 31, 2014, Matthew Maza, as principal shareholder of the Company, sold his interest in the Company and is no longer a related party.

NOTE G – Capital Structure

On September 30, 2014, there are 50,000,000 preferred Series "A" shares authorized with a par value of $0.001 and 10,000,000 shares issued and outstanding.

On September 30, 2014 there are 250,000,000 common shares authorized with a par value of $0.0001 and 499,234 shares issued and outstanding.

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

Financing

The Company believes that it can satisfy its cash requirements for the foreseeable future.  To the extent that additional funds are needed in the next twelve months in order to pay for financial accounting, auditing, transfer agency or EDGAR filing fees, the majority shareholder intends to advance or loan funds to the company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of September 30, 2014, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of September 30, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2014, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

31

Chief Executive/Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

32

Chief Executive/Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2014

SILVER HILL MINES, INC.

       /s/ George Clair

By: _________________________

George Clair

Title:

President, Chief Executive Officer

Chief

Financial Officer, Chief Accounting Officer