Form 10-K
period 2014-12-31
SILVER HILL MINES INC
filed 2015-04-14
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to __________

Commission file number 000-53236

Silver Hill Mines, Inc.

(Name of Issuer in its Charter)

Nevada	91-1257351
(State of Incorporation)	(IRS Employer Identification No.)

One Rockefeller Plaza, 10th Floor, New York, NY	90020
(Address of principal executive offices)	(Zip Code)

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

Yes ☑  No   ☐

State issuer’s revenues for its most recent fiscal year: $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s second completed fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter was $7,403.  The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2014, in that such person may be deemed affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 13, 2014 there were 499,234 common shares issued and outstanding.

Transitional Small Business Disclosure Format: (Check One) Yes   ☐    No  ☑

Silver Hill Mines, Inc.

FORM 10-K

December 31, 2014

TABLE OF CONTENTS

PART I

3

Item 1. Business.

3

Item 1A. Risk Factors.

5

Item 1B. Unresolved Staff Comments.

6

Item 2. Description of Property.

7

Item 3. Legal Proceedings.

7

Item 4. Mine Safety Disclosures.

7

PART II

7

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

7

Item 6. Selected Financial Data.

8

Item 7. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

8

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

12

Item 8. Financial Statements and Supplementary Data.

13

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

22

Item 9A. Controls and Procedures.

22

Item 9B. Other Information

23

PART III

23

Item 10. Directors, Executive Officers and Corporate Governance

23

Item 11. Executive Compensation

24

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

25

Item 14. Principal Accounting Fees and Services.

27

PART IV

28

Item 15. Exhibits and Financial Statement Schedules

28

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

Employees

We presently have no employees apart from our management. Our officer and director is engaged in outside business activities and anticipate they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Reports to Our Shareholders

The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

Item 1A. Risk Factors.

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the years ended December 31, 2014 and 2013, were audited by the Company's independent certified public accountants, whose report dated March 29, 2015 includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.

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

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.  The Company rents virtual office space at the Rockefeller One Center in New York City, New York.

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

Not Applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Electronic Bulletin Board. Our common stock became eligible for quotation on October 1, 2009. Our common stock is quoted under the symbol SLVH.  The following table sets forth the high and low bid prices of our common stock for the quarter ending March 31, 2013 to the interim period March 31, 2014.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Bid Information

Fiscal Quarter Ended	Low	High
December 31, 2013	0.06	0.06
September 30, 2013	0.06	0.06
June 30, 2013	0.06	0.06
March 31, 2013	0.06	0.06
December 31, 2014	0.026	0.026
September 30, 2014	0.02	0.02
June 30, 2014	0.02	0.02
March 31, 2014	0.06	0.06
March 31, 2015	0.026	0.026

 (a)  Holders.

Our company has approximately 1,796 shareholders of its common stock as of December 31, 2014 holding 499,234 common shares.

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

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2014. Information is included for equity compensation plans not approved by our security holders.

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

Cash and Cash Equivalents

As of December 31, 2014, we had no cash or cash equivalents.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk.

Debt

As of December 31, 2014, the Company currently outstanding accounts payables in the amount of $19,227.

The interest rate on our outstanding debt obligations are fixed and are not subject to market fluctuations. Some of our convertible debt may have its interest costs increased if the debt is converted into common stock because the conversion price is a function of the market price of our common stock.

Financing

The Company believes it that can satisfy its cash requirements for the foreseeable future. To the extent that additional funds are needed in the next twelve months in order to pay for financial accounting, auditing, transfer agency or EDGAR filing fees.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues when earned which shall be as products are shipped and services are delivered to customers or distributors.  The Company shall also record accounts receivable for revenue earned but not yet collected.

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to FASB ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by FASB ASC 740-10-25-5.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2014, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Pursuant to FASB ASC 740, income taxes are provided for based upon the liability method of accounting.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by FASB ASC 740 to allow recognition of such assets.

Earnings (Loss) Per Share (“EPS”)

FASB ASC 260, Earnings Per Share provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same, at the reporting dates, as there were no common stock equivalents considered dilutive and outstanding.

Derivative Instruments

FASB ASC 815, Derivatives and Hedging establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At December 31, 2014 and December 31, 2013, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of December 31, 2014 and December 31, 2013.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Silver Hill Mines, Inc.

We have audited the accompanying balance sheet of Silver Hill Mines, Inc. (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity(Deficit), and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Hill Mines, Inc. as of December 31, 2014 and 2013, and the results of its operations, stockholders’ equity(Deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D, the Company has incurred significant losses since inception and has a negative working capital position. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 29, 2015

7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

Silver Hill Mines, Inc.
Balance Sheet
(Audited)

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total assets	$-	$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$19,227	$86,311
Accounts payable – Related party	0	18,841
Total current liabilities	19,227	105,152

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, par value $.001, 10,000,000 shares issued and outstanding	10,000	10,000

Common stock, 250,000,000 shares authorized, par value $.0001, 499,234 shares issued and outstanding	50	50
Additional paid-in capital	964,215	870,562
Retained earnings	(993,492)	(985,764)

Total stockholders' equity (deficit)	(19,227)	(105,152)
Total liabilities and stockholders' equity	$-	$-

"The accompanying notes are an integral part of these consolidated financial Statements"

Silver Hill Mines, Inc. Statements of Operations (Unaudited) (Audited)
	For the Years Ended
	December 31, 2014	December 31, 2013
Revenues	$-	$-
Interest Income	-	-

General and administrative expenses	19,228	18,694
Loss from operations	(19,228)	(18,694)

Other Income - Relieved Debt	11,500	-
Net income (loss)	$(7,728)	$(18,694)

Basic and diluted loss per common share	$(0.016)	$(0.037)

Weighted average number of common shares used in per share calculations	499,234	499,234

"The accompanying notes are an integral part of these consolidated financial Statements"

Silver Hill Mines, Inc.
Statements of Stockholders'' Equity(Deficit)
January 1, 2013 Through December 31, 2014
(Audited)

	Preferred				Additional
	stock		Common		paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
							(Audited)

Balance at 1-Jan-13	10,000,000	$10,000	499,234	$50	$870,562	$(967,070)	$(86,458)

Net income for the year
ended December 31, 2013	0	0	0	0	0	(18,694)	(18,694)

Balance at 31-Dec-13	10,000,000	10,000	499,234	50	870,562	(985,764)	(105,152)

Conversion of debt for
capital	0	0	0	0	93,653	0	93,653

Net income for the year
ended December 31, 2014	0	0	0	0	0	(7,728)	(7,728)

Balance at 31-Dec-14	10,000,000	$10,000	499,234	$50	$964,215	$(993,492)	$(19,227)
		`

"The accompanying notes are an integral part of these consolidated financial Statements"

Silver Hill Mines, Inc. Statements of Cash Flows (Audited)
For the Years Ended
	December 31, 2014	December 31, 2013
Cash flows for Operating Activities
Net Income(loss)	$(7,728)	$(18,694)
Adjustment to reconcile net income to net cash provided by:
Adjustment to reconcile net income to net cash provided by operating activities (Accounts Payables)
Change in operating assets and liabilities:
Decrease in Accounts Payable	7,728	13,661
Decrease in Accounts Payable – Related party	-	5,033

Cash flows for Operating Activities	-	-

Cash flows for Investing Activities:	-	-

Cash flows for Financing Activities:	-	-

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosures of non cash Investing and Financing Activities
Exchange debt for capital contribution	93,653	-

"The accompanying notes are an integral part of these consolidated financial Statements"

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

Silver Hill Mines, Inc.

Notes to Financial Statements

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.”  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years ended December 31, 2014, and 2013 there were no potential dilutive securities.

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

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset”  approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2014, the Company had not experienced impairment losses on its long-lived assets.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2014 and 2013.

Recently issued accounting pronouncements

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

 On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

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

NOTE G – Capital Structure

On December 31, 2014, there are 50,000,000 preferred Series "A" shares authorized with a par value of $0.001 and 10,000,000 shares issued and outstanding.

On December 31, 2014 there are 250,000,000 common shares authorized with a par value of $0.0001 and 499,234 shares issued and outstanding.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2014 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A.  During fiscal year ending December 31, 2014, our officers and directors and affiliated shareholders information is as follows:

Name	Age	Position	Term
George Clair	65	President, Treasurer Secretary, Director, Control Shareholder	June 2014 - Present

Business Experience of Directors and Executive Officers

George Clair:

From 2007 to present, Mr. Clair has been primarily involved in real estate and stock market investment activities and stock market trading for his own account.  From 2005 until 2007, Mr. Clair was the Chief Executive Officer of Laurence Scott & Electromotors, Ltd. (“Laurence Scott”), a UK engineering company which manufactured electric motors.  When Mr. Clair became affiliated with Laurence Scott, it was experiencing substantial economic difficulties.  In 2007, Laurence Scott & Electromotors (LSE) was voluntarily placed into administration by its management team which included George Clair, its CEO.  In the United Kingdom, administration is one of a number of formal UK insolvency procedures.   It is a legal process whereby a Company can appoint an administrator who is a professional insolvency practitioner.   An administrator takes over day-to-day control of the Company.  Administration is similar to bankruptcy.   In the case of LSE, Mr. Clair was advised to take the company into "pre-pack package administration" in order to manage a problem with one creditor.  Mr. Clair had believed that under a company voluntary arrangement that LSE could continue its business while dealing with the single creditor.  However, the administrator elected to cut the work force and sell the company.  From 2003 to 2005, Mr. Clair owned and operated Louis Allis Co., a US company which manufactured small electric motors, which he consolidated with Laurence Scott.  Prior thereto, Mr. Clair owned and operated a stock brokerage firm from 1991 until 2003.  Mr. Clair was previously a stock broker affiliated with various brokerage firms from 1987 through 1991.

The term of office of each director expires at our annual meeting of shareholders or until their successors are duly elected and qualified.

B.  Significant Employees. None.

C.  Family Relationships. None.

D.  Involvement in Certain Legal Proceedings.

Except as disclosed above in Mr. Clair's business experience paragraph, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended December 31, 2014, Section 16(a) filing requirements applicable to the company’s officers, directors and greater than 10% beneficial owners were not satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

George Clair	1	1	1
Clair Investment Partners, LLC	1	1	1

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

Grants of Plan-Based Awards

There were no grants of plan-based awards to any executive officer or director during the fiscal year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2014.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 499,234 shares of common stock outstanding as of December 31, 2014.

Table 1.  Security Ownership of Beneficial Owners, Directors, and Officers

Name and	Amount and Nature of	Percentage
Address	Beneficial Ownership	of Class
Clair Investment Partners, LLC	200,129,073(1)(2)	99.82%
2113 Radio City Station, New York, NY 10101

(1) The Clair Investment Partners, LLC voting and dispositive control may be exercised by George and, or Yvonne Clair.

(2) Includes 129, 073 common shares and  10,000,000 2009 Series “A” Preferred Shares (the “Preferred Shares”) into which the Preferred shares are convertible and the number of votes represented by the Preferred Shares on a basis of 20 to 1 or 200,000,000 common share equivalents.

Table 2. Preferred Stock Ownership

Name and	Amount and Nature of	Percentage
Address	Beneficial Ownership	of Class
Clair Investment Partners, LLC	10,000,000(1)	100.00%
2113 Radio City Station, New York, NY 10101

(1) The 10,000,000 2009 Series “A” Preferred Shares (the “Preferred Shares are convertible and the number of votes represented by the Preferred Shares on a basis of 20 to 1.

Changes in control. Except as otherwise set forth in this Report, there are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On June 5, 2014, a change of control of the Silver Hill Mines, Inc. (the “Company”) occurred.   Pursuant to a Securities Purchase Agreement (the “SPA”), Matthew C. Maza, the President, Treasurer, Secretary and sole Director of the Company, sold a total of 129,073 shares of common stock and 10, 000,000 shares of Series A preferred stock of the Company (the “Transactions”) to Clair Investment Partners LLC (the “Purchaser”).  Each share of the Series A preferred stock has the equivalent voting power of 20 shares of the Company’s common stock and is convertible into 20 shares of common stock of the Company.  The total consideration paid for the shares purchased pursuant to the SPA was $150,000, which was paid from the Purchaser’s own funds.

As of June 5, 2014, Clair Investment Partners, LLC is an affiliate shareholder .  George and Yvonne Clair exercise voting and dispositive control over Clair Investment Partners, LLC.

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

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees to John Scrudato, CPA, in 2013 and 2014, as our auditor.

	Year End 12-31-13	Year End 12-31-14
Audit Fees	$5,500	$5,500
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other fees	-0-	-0-
Total Fees	$5,500	$5,500

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2014 or 2013.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees paid for the periods.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2014 or 2013.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during 2014 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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
101*

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

Included with this filing

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

Dated: April 14, 2015

Silver Hill Mines, Inc.

/s/ George Clair

By: George Clair

Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George Clair

By: George Clair

Title: President

29