Form 10-Q
period 2015-03-31
SILVER HILL MINES INC
filed 2015-05-19
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number    000-53236

SILVER HILL MINES, INC.

(Name of Small Business Issuer in its Charter)

NEVADA	91-1257351
(State of Incorporation)	(IRS Employer identification No.)

One Rockefeller Plaza 10th Floor, New York, NY	10020
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2015 we had 499,234 shares of common stock issued and outstanding.

SILVER HILL MINES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2015

PART I-FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4. Controls and Procedures.

12

PART II-OTHER INFORMATION

14

Item 1.  Legal Proceedings.

14

Item 1A.  Risk Factors.

14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

14

Item 3.  Defaults upon Senior Securities.  None.

14

Item 4.  Mine Safety Disclosures.  Not Applicable

14

Item 5.  Other Information.

14

Item 6.  Exhibits

15

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Silver Hill Mines, Inc. Balance Sheet

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total assets	$-	$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$35,312	$19,227
Accounts payable – Related party	0	0
Total current liabilities	35,312	19,227

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, par value $.001, 10,000,000 shares issued and outstanding	10,000	10,000

Common stock, 250,000,000 shares authorized, par value $.0001, 499,234 shares issued and outstanding	50	50
Additional paid-in capital	964,215	964,215
Retained earnings	(1,009,577)	(993,492)

Total stockholders' equity (deficit)	(35,312)	(19,227)
Total liabilities and stockholders' equity	$-	$-

See accompanying notes to financial statements.

Silver Hill Mines, Inc. Statements of Operations (Unaudited)
	For the three months ended
	March 31, 2015	March 31, 2014
Revenues	$-	$-
Interest Income	-	-

General and administrative expenses	16,085	-
Loss from operations	(16,085)	-

Other Income - Relieved Debt	-	11,500
Net income (loss)	$(16,085)	$11,500

Basic and diluted loss per common share	$(0.064)	$0.23

Weighted average number of common shares used in per share calculations	499,234	499,234

See accompanying notes to financial statements.

Silver Hill Mines, Inc. Statements of Cash Flows (Unaudited)
For the three months ended
	March 31, 2015	March 31, 2014
Cash flows for Operating Activities
Net Income(loss)	$(16,085)	$11,500
Adjustment to reconcile net income to net cash provided by:
Change in operating assets and liabilities:
Increase(Decrease) in Accounts Payable	16,085	12,000
Decrease in Accounts Payable – Related party	-	(500)

Cash flows for Operating Activities	-	-

Cash flows for Financing Activities:
Capital Stock	-	-
Additional paid-in capital (assumption of liability by former Shareholder):
Common Stock	-	-
Preferred Stock	-	-

Cash flows for Financing Activities	-	-

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows information
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosures regarding non-cash activities

None	$-	$-

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

Silver Hill Mines, Inc.

Notes to Financial Statements

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.”  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the three month periods ended March 31, 2015, and 2014 there were no potential dilutive securities.

Silver Hill Mines, Inc.

Notes to Financial Statements

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

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset”  approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2015, the Company had not experienced impairment losses on its long-lived assets.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2015 and 2014.

Silver Hill Mines, Inc.

Notes to Financial Statements

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

NOTE G – Capital Structure

On March 31, 2015, there are 50,000,000 preferred Series "A" shares authorized with a par value of $0.001 and 10,000,000 shares issued and outstanding.

On March 31, 2015 there are 250,000,000 common shares authorized with a par value of $0.0001 and 499,234 shares issued and outstanding.

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

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations - For the Quarter Ended March 31, 2015

General and Administrative Expenses

During the three months ended March 31, 2015 we incurred $16,085 in expenses as opposed to zero for the prior period. Selling, General and Administrative consists of travel expenses, entertainment expenses, communication expenses, , ordinary development expenses, shipping, office supplies and expense, and other miscellaneous expenses.

Other Income (Expenses)

During the three months ended March 31, 2015, we incurred $0 in net other expenses, compared to net other income of $11,500 in the three months ended March 31, 2014 a decrease of $11,500. Debt forgiveness in 2014 was the entire $11,500.

Net Income (Loss)

The net loss for the three months ending March 31, 2015 increased to $16,085 from net income of $11,500 for the three months ending March 31, 2015, an increase of $27,585, as outlined above.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company’s total assets at March 31, 2015 were $0 and total current liabilities were $35,312.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $(1,009,577) as of March 31, 2015.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

Plan of Operation

We have had minimal operations and have not produced any revenue in the last two years.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2015, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of March 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2015, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

31

Chief Executive/Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

32

Chief Executive/Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 19, 2015

SILVER HILL MINES, INC.

/s/ George Clair

By: _________________________

         George Clair

Title: President, Chief Executive Officer

Chief Financial Officer, Chief Accounting Officer

16