Form 10-Q
period 2015-06-30
SILVER HILL MINES INC
filed 2015-08-19
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2015

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

---------------------------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 3, 2015 we had 22,422,311 shares of common stock issued and outstanding.

SILVER HILL MINES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2015

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

16

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item 4.  Mine Safety Disclosures.

16

Item 5.  Other Information.

16

Item 6. Exhibits

16

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Silver Hill Mines, Inc. Balance Sheet

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Deposit on acquisition	78,000
Total assets	$78,000	$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$47,995	$19,227
Accounts payable – Related party	-	0
Total current liabilities	47,995	19,227

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, par value $.001, 10,000,000 shares issued and outstanding	10,000	10,000

Common stock, 250,000,000 shares authorized, par value $.0001, 25,422,311 and 499,234 shares issued and outstanding June 30, 2015 and December 31, 2014	2,542	50
Additional paid-in capital	1,609,723	964,215

Retained earnings	(1,592,260)	(993,492)

Total stockholders' equity (deficit)	30,005	(19,227)
Total liabilities and stockholders' equity	$78,000	$-

See accompanying notes to financial statements

Silver Hill Mines, Inc. Statements of Operations (Unaudited)
	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$-	$-	$-	$-
Interest Income	$-	$-	$-	$-

General and administrative expenses	$582,683	$-	$598,768	$-
Loss from operations	$(582,683)	$-	$(598,768)	$-

Other Income - Relieved Debt	$-	$-	$-	$11,500
Net income (loss)	$(582,683)	$-	$(598,768)	$11,500

Basic and diluted loss per common share	$(0.034)	$-	(0.068)	0.023

Weighted average number of common shares used in per share calculations	17,114,619	499,234	8,806,926	499,234

See accompanying notes to financial statements

Silver Hill Mines, Inc. Statements of Cash Flows (Unaudited)
	For the six months ended
	June 30, 2015	June 30, 2014
Cash flows for Operating Activities
Net Income(loss)	$(598,768)	$11,500
Adjustment to reconcile net income to net cash provided by:
Operating activities (Accounts Payables)	-	(12,000)
Change in operating assets and liabilities:
Decrease in Accounts Payable	28,768	(93,653)
Short Term Loan – Related party	-	500

Cash flows for Operating Activities	(570,000)	(93,653)

Cash flows for Financing Activities:
	-	-
Capital Stock	648,000	-
Additional paid-in capital (assumption of liability by former Shareholder)	-	93,653
Deposit on investment	(78,000)	-
Preferred Stock	-	-

Cash flows for Financing Activities	570,000	93,653

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Income taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

(3)  The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options.

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

Silver Hill Mines, Inc.

Notes to Financial Statements

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

Recently issued accounting pronouncements

On June 10, 2014, the FASB issued , Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

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

Consulting shares were issued to management during the quarter. A total of 20,000,000 restricted common shares to Silver Hill Management, Inc. for consulting services valued at $0.026 Cents per share or $520,000.

NOTE G – Capital Structure

On June 30, 2015, there are 50,000,000 preferred Series "A" shares authorized with a par value of $0.001 and 10,000,000 shares issued and outstanding.

On June 30, 2015 there are 250,000,000 common shares authorized with a par value of $0.0001 and 25,422,311 shares issued and outstanding.

NOTE H -  Common Stock

On May 28, 2015, the Board of Directors authorized the issuance of the following shares of common stock:

(1)

1,923,077 restricted common shares to Assured Investments, LLC for $50,000.

(2)

20,000,000 restricted common shares to Silver Hill Management, Inc. for consulting services valued at $0.026 Cents per share or $520,000.

(3)

Three Million (3,000,000) common shares in the name of  ISME Institute fur Sport, Medizin & Ernahrung, GmbH, a company organized under the Federal Republic of  Germany as partial consideration for the Asset Purchase Agreement dated May 16, 2015.  The shares are valued at $1.00 each for a total consideration of $3,000,000 Dollars.  ISME's address is Weingartenstrasse 2, 64546 Morffelden-Walldorf, German.

NOTE I – Deposit

The Company is in the due diligence process of finalizing their transaction with ISME Institute. The current fair market value of the shares being issued has been as a deposit on our balance sheet until the audited value of the acquired assets is fully determined.

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

Results of Operations

The Company intends to operate its business primarily through its two main segments, as described above, as well as entities that may be formed or acquired in the future. The table below is meant to give the reader some overall additional information into the detail of some of the line items presented in the financial statements.

Results of Operations 2015-2014

Analysis of the six months ended June 30, 2015 and 2014.

Revenues

The Company has not generated any income since inception including the periods presended here.

G & A Expenses

G&A expense increased to $598,768 for the six months ended June 30, 2015 from $0 for the six months ended June 30, 2014, an increase of $598,768. The majority of the expenses, $520,000 was Company incurred consulting cost paid to the management team in restricted stock.

Net income (loss)

Net loss was $598,768 for the six months ended June 30, 2015 from a net loss of $0 for the six months ended June 30, 2014, an increase of $598,768. The increase was the result of above details.

Results of Operations 2015-2014

Analysis of the three months ended June 30, 2015 and 2014.

Revenues

The Company has not generated any income since inception including the periods presended here.

G & A Expenses

G&A expense increased to $582,683 for the six months ended June 30, 2015 from $0 for the six months ended June 30, 2014, an increase of $582.683. The majority of the expenses, $520,000 was Company incurred consulting cost paid to the management team in restricted stock.

Net income (loss)

Net loss was $582,683 for the six months ended June 30, 2015 from a net loss of $0 for the six months ended June 30, 2014, an increase of $582,683. The increase was the result of above details.

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

Management has identified a number of business opportunities in the form of a health and beverage products.  The target opportunities are in evaluation stages of business opportunity development. No definitive agreements have yet been executed.

Asset Purchase Agreement

On May 16, 2015, the Company entered into an Asset Purchase Agreement (the “Agreement”) with ISME Institut fur Sport, Medizin & Ernahrung, GmbH, a corporation organized under the laws of the Federal Republic of Germany (“ISME”).

ISME is engaged in the business of developing functional food products represented by the “Cantio” concept product line assets described in the Agreement.  The Cantio concept product lines include 41° C High Performance Sports Drink, 55 bpm Regeneration Sports Drink and IQ Plus Mind Bar.

The Company has agreed to purchase the ISME assets for Three Million Six Hundred Thousand ($3,600,000) Dollars.   The purchase price will be payable as follows:

•

Three Million (3,000,000) Company common shares valued at One Dollar ($1.00) per share to be issued and delivered to ISME upon execution of this Agreement;

•

Six Hundred Thousand ($600,000) Dollars, plus applicable German Value Added Tax (VAT) estimated to be $114,000 Dollars to be paid to ISME on, or before August 31, 2015.

ISME agreed to grant the Company a first right of refusal to repurchase the 3,000,000 shares prior to selling the shares by way of any future offer.   Additionally, the Company has granted ISME an irrevocable option to buy back (Put Option) up to 3,000,000 shares for $3,000,000.  The Company has agreed to grant ISME a security interest in all of the purchased assets securing the Company’s put option performance.  If the Company fails to perform the put option, the $600,000 will be forfeited to ISME.

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

Financing

The Company believes it that can satisfy its cash requirements for the foreseeable future.  To the extent that additional funds are needed in the next twelve months in order to pay for financial accounting, auditing, transfer agency or EDGAR filing fees, the majority shareholder intends to advance or loan funds to the company.   The Company offers no assurances that it will have the necessary cash to fund business acquisition opportunities, including, but not limited to the Cantio acquisition which requires a $600,000 cash payment on August 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of June 30, 2015, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of June 30, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2015, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On  May 18, 2015, the Company offered and sold 1,923,077 common shares to Assured Investments, LLC, an accredited investor, for $50,000 Dollars or $0.026 Cents per share.

On May 28, 2015, the Board of Directors authorized the issuance of Twenty Million (20,000,000) common shares to Silver Hill Management, Inc., a New York corporation, for consulting fees valued at $0.026 per share or $520,000.  George Clair, the Company’s Chief Executive Officer, has voting and dispositive control over the shares owned by Silver Hill Management, Inc.

On May 28, 2015, the Board of Directors authorized the issuance of Three Million (3,000,000) common shares in the name of  ISME Institut fur Sport, Medizin & Ernahrung, GmbH, a company organized under the Federal Republic of  Germany as partial consideration for the Asset Purchase Agreement dated May 16, 2015.  The shares are valued at $1.00 each for a total consideration of $3,000,000 Dollars.

The offer and sale of the common shares above relied on the transaction exemption afforded by Section 4(a)(2) and, or Regulation D and S of the Securities Act of 1933, as amended.  The offer and sale is exempt because of the private nature of the transaction which did not involve a public offering of securities.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable

Item 5.  Other Information.

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.

Description

31

Chief Executive/Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

32

Chief Executive/Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 19, 2015

SILVER HILL MINES, INC.

          /s/ George Clair

By: _________________________

George Clair

Title: President, Chief Executive Officer

Chief Financial Officer, Chief Accounting Officer

18