Form 10-Q
period 2015-09-30
SILVER HILL MINES INC
filed 2015-11-19
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2015

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

As of November 19, 2015 we had 25,422,311 shares of common stock issued and outstanding.

SILVER HILL MINES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2015

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

16

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item 4.  Mine Safety Disclosures.

16

Item 5.  Other Information.

16

Item 6. Exhibits

16

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Silver Hill Mines, Inc. Balance Sheet

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Deposit on acquisition	78,000
Total assets	$78,000	$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$62,995	$19,227
Accounts payable – Related party	-	0
Total current liabilities	62,995	19,227

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, par value $.001, 10,000,000 shares issued and outstanding	10,000	10,000

Common stock, 250,000,000 shares authorized, par value $.0001, 25,422,311 and 499,234 shares issued and outstanding June 30, 2015 and December 31, 2014	2,542	50
Additional paid-in capital	1,609,723	964,215

Retained earnings	(1,607,260)	(993,492)

Total stockholders' equity (deficit)	15,005	(19,227)
Total liabilities and stockholders' equity	$78,000	$-

See accompanying notes to financial statements

Silver Hill Mines, Inc. Statements of Operations (Unaudited)
	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$-	$-	$-	$-
Interest Income	-	-	-	-

General and administrative expenses	15,000	2,910	613,768	2,910
Loss from operations	(15,000)	(2,910)	(613768)	(2,910)

Other Income - Relieved Debt	-	-	-	11,500
Net income (loss)	$(15,000)	$-	$(613,768)	$8,590

Basic and diluted loss per common share	$(0.001)	$(0.006)	$(0.070)	$0.023

Weighted average number of common shares used in per share calculations	17,114,619	499,234	8,806,926	499,234

See accompanying notes to financial statements

Silver Hill Mines, Inc. Statements of Cash Flows (Unaudited)
	For the nine months ended
	September 30, 2015	September 30, 2014
Cash flows for Operating Activities
Net Income(loss)	$(613,768)	$8,590
Adjustment to reconcile net income to net cash provided by:
Operating activities (Accounts Payables)	-	(12,000)
Change in operating assets and liabilities:
Decrease in Accounts Payable	43,768	(93,653)
Short Term Loan – Related party	-	500

Cash flows for Operating Activities	(570,000)	(90,743)

Cash flows for Financing Activities:
	-	-
Capital Stock	648,000	-
Additional paid-in capital (assumption of liability by former Shareholder)	-	93,653
Deposit on investment	(78,000)	-
Preferred Stock	-	-

Cash flows for Financing Activities	570,000	93,653

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Silver Hill Mines, Inc.

Notes to Financial Statements

Level 1 input to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.”  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years ended December 31, 2015 and 2014 there were no potential dilutive securities.

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

Silver Hill Mines, Inc.

Notes to Financial Statements

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2015 and 2014.

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

Consulting shares were issued to management during the quarter ending June 30, 2015.  A total of 20,000,000 restricted common shares to Silver Hill Management, Inc. for consulting services valued at $0.026 Cents per share or $520,000.

NOTE G – Capital Structure

On September 30, 2015, there are 50,000,000 preferred Series "A" shares authorized with a par value of $0.001 and 10,000,000 shares issued and outstanding.

On September 30, 2015 there are 250,000,000 common shares authorized with a par value of $0.0001 and 25,422,311 shares issued and outstanding.

NOTE H -  Common Stock

On May 28, 2015, the Board of Directors authorized the issuance of the following shares of common stock:

(1)

1,923,077 restricted common shares to Assured Investments, LLC for $50,000.

(2)

20,000,000 restricted common shares to Silver Hill Management, Inc. for consulting services valued at $0.026 Cents per share or $520,000.

(3)

Three Million (3,000,000) common shares in the name of  ISME Institute fur Sport, Medizin & Ernahrung, GmbH, a company organized under the Federal Republic of  Germany as partial consideration for the Asset Purchase Agreement dated May 16, 2015.  These shares are being held as a deposit of $78,000 Dollars per the initial agreement.  ISME's address is Weingartenstrasse 2, 64546 Morffelden-Walldorf, German. The full valuation will be determined upon completion of the acquisition audit.

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

Results of Operations 2015-2014

Analysis of the nine months ended Sep 30, 2015 and 2014.

Revenues

The Company has not generated any income since inception including the periods presented here.

G & A Expenses

G&A expense increased to $613,768 for the nine months ended September 30, 2015 from $2,910 for the nine months ended September 30, 2014, an increase of $610,858. The majority of the expenses, $520,000, were incurred for consulting costs paid to the management team in restricted stock.

Net income (loss)

Net loss was $613,768 for the nine months ended September 30, 2015 compared to $8,590 for the nine months ended September 30, 2014, an increase of $605,178. The increase was the result of above details.

Results of Operations 2015-2014

Analysis of the three months ended September 30, 2015 and 2014.

Revenues

The Company has not generated any income since inception including the periods presented here.

G & A Expenses

G&A expense increased to $613,768 for the three months ended September 30, 2015 from $2,910 for the three months ended September 30, 2014, an increase of $610.858. The majority of the expenses, $520,000, were incurred for consulting costs paid to the management team in restricted stock.

Net income (loss)

Net loss was $613,768 for the three months ended September 30, 2015 compared to $8,590 for the three months ended September 30, 2014, an increase loss of $605,178. The increase was the result of above details.

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

The Company has agreed to purchase the ISME assets for Three Million Six Hundred Thousand ($3,600,000) Dollars.   The purchase price will be payable as follows:

•

Three Million (3,000,000) Company common shares valued at One Dollar ($0.26) per share to be issued and delivered to ISME upon execution of this Agreement;

•

Six Hundred Thousand ($600,000) Dollars, plus applicable German Value Added Tax (VAT) estimated to be $114,000 Dollars to be paid to ISME on, or before August 31, 2015 or 30 days after the completion of the audit, whichever is later.

ISME agreed to grant the Company a first right of refusal to repurchase the 3,000,000 shares prior to selling the shares by way of any future offer.  Additionally, the Company has granted ISME an irrevocable option to buy back (Put Option) up to 3,000,000 shares for $78,000.  The Company has agreed to grant ISME a security interest in all of the purchased assets securing the Company’s put option performance.  If the Company fails to perform the put option, the $600,000 will be forfeited to ISME.

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

Financing

The Company believes it that can satisfy its cash requirements for the foreseeable future.  To the extent that additional funds are needed in the next twelve months in order to pay for financial accounting, auditing, transfer agency or EDGAR filing fees, the majority shareholder intends to advance or loan funds to the company.  The Company offers no assurances that it will have the necessary cash to fund business acquisition opportunities, including, but not limited to the Cantio acquisition which requires a $600,000 cash payment on completion of the acquisition audits.

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

During the evaluation of disclosure controls and procedures as of September 30, 2015, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of September 30, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2015, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On May 28, 2015, the Company offered and sold 1,923,077 common shares to Assured Investments, LLC, an accredited investor, for $50,000 Dollars or $0.026 Cents per share.

On May 28, 2015, the Board of Directors authorized the issuance of Twenty Million (20,000,000) common shares to Silver Hill Management, Inc., a New York corporation, for consulting fees valued at $0.026 per share or $520,000.  George Clair, the Company’s Chief Executive Officer, has voting and dispositive control over the shares owned by Silver Hill Management, Inc.

On May 28, 2015, the Board of Directors authorized the issuance of Three Million (3,000,000) common shares in the name of  ISME Institut fur Sport, Medizin & Ernahrung, GmbH, a company organized under the Federal Republic of  Germany as partial consideration for the Asset Purchase Agreement dated May 16, 2015.  The shares are valued at $0.26 each for a total consideration of $78,000 Dollars.

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

31

Chief Executive/Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

32

Chief Executive/Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 19, 2015

SILVER HILL MINES, INC.

          /s/ George Clair

By: _________________________

George Clair

Title: President, Chief Executive Officer

Chief Financial Officer, Chief Accounting Officer

18