Form 10-K
period 2015-12-31
SILVER HILL MINES INC
filed 2016-04-14
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

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

Yes ☑  No   ☐

State issuer’s revenues for its most recent fiscal year: $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s second completed fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter was $499,000.  The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2015, in that such person may be deemed affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2016 there were 45,422,311 common shares issued and outstanding.

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

12

Item 8. Financial Statements and Supplementary Data.

13

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

23

Item 9A. Controls and Procedures.

23

Item 9B. Other Information

24

PART III

24

Item 10. Directors, Executive Officers and Corporate Governance

24

Item 11. Executive Compensation

25

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

26

Item 14. Principal Accounting Fees and Services.

28

PART IV

29

Item 15. Exhibits and Financial Statement Schedules

29

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

Item 1A. Risk Factors.

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the years ended December 31, 2015 and 2014, were audited by the Company's independent certified public accountants, whose report dated April 14, 2016 includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.

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

Not Applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Electronic Bulletin Board. Our common stock became eligible for quotation on October 1, 2009. Our common stock is quoted under the symbol SLVH.  The following table sets forth the high and low bid prices of our common stock for the quarter ending March 31, 2014 to the quarter ending March 31, 2016.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 1.

Bid Information

Fiscal Quarter Ended	Low	High
March 31, 2014	0.06	0.06
June 30, 2014	0.02	0.02
September 30, 2014	0.02	0.02
December 31, 2014	0.026	0.026
March 31, 2015	0.026	0.026
June 30, 2015	0.05	0.05
September 30, 2015	0.90	0.90
December 31, 2015	0.81	0.81
March 31, 2016	0.60	0.60

(a)  Holders.

Our company has approximately 1,796 shareholders of its common stock as of December 31, 2015 holding 25,422,311 common shares.

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

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2015. Information is included for equity compensation plans not approved by our security holders.

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

Cash and Cash Equivalents

As of December 31, 2015, we had no cash or cash equivalents.

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk.

Debt

As of December 31, 2015, the Company currently has outstanding accounts payables in the amount of $97,995.

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

At December 31, 2015 and December 31, 2014, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Management has determined that there was no impairment as of December 31, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015 and December 31, 2014.

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

Item 8. Financial Statements and Supplementary Data.

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Silver Hill Mines, Inc.

We have audited the accompanying balance sheet of Silver Hill Mines, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity(Deficit), and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Hill Mines, Inc. as of December 31, 2015 and 2014, and the results of its operations, stockholders’ equity(Deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Scrudato & Co., PA

Califon, New Jersey

April 14, 2016

7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

Silver Hill Mines, Inc. Balance Sheet

	December 31, 2015	December 31, 2014
	(Audited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Deposit on acquisition	78,000	-
Total assets	$78,000	$-

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$97,995	$19,227

Total current liabilities	97,995	19,227

Stockholders' equity (deficit)
Preferred stock, 50,000,000 shares authorized, par value $.001, 10,000,000 shares issued and outstanding	10,000	10,000

Common stock, 250,000,000 shares authorized, par value $.0001, 25,422,311 and 499,234 shares issued and outstanding December 31, 2015 and December 31, 2014	2,542	50

Additional paid-in capital	1,697,415	964,215
Retained earnings	(1,729,952)	(993,492)

Total stockholders' equity (deficit)	(19,995)	(19,227)
Total liabilities and stockholders' equity	$78,000	$-

See accompanying notes to financial statements

Silver Hill Mines, Inc. Statements of Operations
	For the year ended December 31,
	2015 (Audited)	2014 (Audited)
Revenues	$-	$-
Interest Income	-	-

General and administrative expenses	736,460	19,228
Loss from operations	(736,460)	(19,227)

Other Income - Relieved Debt	-	11,500
Net income (loss)	(736,460)	(7,728)

Basic and diluted loss per common share	$(0.074)	$0.039

Weighted average number of common shares used in per share calculations	8,806,926	499,234

See accompanying notes to financial statements

Silver Hill Mines, Inc.
Statements of Stockholders'' Equity(Deficit)
January 1, 2014 Through December 31, 2015
(Audited)

	Preferred				Additional
	stock		Common		paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at 31-Dec-13	10,000,000	$10,000	499,234	$50	$870,562	$(985,764)	$(105,152)

Conversion of debt for capital	0	0	0	0	93,653	0	93,653

Net income for the year ended December 31, 2014	0	0	0	0	0	(7,728)	(7,728)

Balance at December 31, 2014	10,000,000	$10,000	499,234	$50	$964,215	$(993,492)	$(19,227)
		`
Shares issued for deposit	0	0	3,000,000	300	77,700	0	78,000

Shares issued for consulting services	0	0	21,923,077	2,192	655,500	0	657,692

Net income for the year ended December 31, 2015	0	0	0	0	0	(736,460)	(736,460)
Balance at December 31, 2015	10,000,000	$10,000	25,422,311	$2,542	$1,697,415	$(1,729,952)	$(19,995)

See accompanying notes to financial statements

Silver Hill Mines, Inc. Statements of Cash Flows
	For the year ended December 31,
	2015 (Audited)	2014 (Audited)
Cash flows for Operating Activities
Net Income(loss)	$(736,460)	$(7,728)
Adjustment to reconcile net income to net cash provided by:
Operating activities
Change in operating assets and liabilities:
Decrease in Accounts Payable	156,768	(86,425)
Short Term Loan – Related party	-	500

Cash flows for Operating Activities	(579,692)	(93,653)

Cash flows for Financing Activities:
	-	-
Capital Stock	657,692	-
Additional paid-in capital (assumption of liability by former Shareholder)	-	93,653
Deposit on investment	(78,000)	-

Cash flows for Financing Activities	579,692	93,653

Increase in cash and cash equivalents	-	-

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$-	$-

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Silver Hill Mines, Inc.

Notes to Financial Statements

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.”  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years ended December 31, 2015, and 2014 there were no potential dilutive securities.

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

Silver Hill Mines, Inc.

Notes to Financial Statements

Impairment or Disposal of Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2015, the Company had not experienced impairment losses on its long-lived assets.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2015, and 2014.

Recently issued accounting pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company elected early adoption of this new standard.

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

Consulting shares were issued to management on May 28, 2015. A total of 20,000,000 restricted common shares to Silver Hill Management, Inc. for consulting services valued at $0.026 Cents per share or $520,000.

NOTE G – Capital Structure

On December 31, 2015, there are 50,000,000 preferred Series "A" shares authorized with a par value of $0.001 and 10,000,000 shares issued and outstanding.

On December 31, 2015 there are 250,000,000 common shares authorized with a par value of $0.0001 and 25,422,311 shares issued and outstanding.

Silver Hill Mines, Inc.

Notes to Financial Statements

NOTE H - Common Stock

On May 28, 2015, the Board of Directors authorized the issuance of the following shares of common stock:

(1)

1,923,077 restricted common shares to Assured Investments, LLC for $50,000.

(2)

20,000,000 restricted common shares to Silver Hill Management, Inc. for consulting services valued at $0.026 Cents per share or $520,000.

(3)

3,000,000 restricted common shares in the name of ISME Institute fur Sport, Medizin & Ernahrung, GmbH, a company organized under the Federal Republic of Germany, as partial consideration for the Asset Purchase Agreement dated May 16, 2015.  The shares are valued at $0.026 each for a total consideration of $78,000 Dollars.

NOTE I – Deposit

The Company is in the due diligence process of finalizing their transaction with ISME Institute. The current fair market value of the shares being issued has been as a deposit on our balance sheet until the audited value of the acquired assets is fully determined.

NOTE J – Subsequent Events

On March 17, 2016, the Company authorized the issuance of 20,000,000 common shares to Silver Hill Management, Inc. for consulting fees valued at $0.026 per share or $520,000.

On March 31, 2016 and April 4, 2016, the Company issued a combined total 620,000 restricted common shares to consultants valued at $0.05 per share or $35,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2015 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A.  During fiscal year ending December 31, 2015, our officers and directors and affiliated shareholders information is as follows:

Name	Age	Position	Term
George Clair	66	President, Treasurer Secretary, Director, Control Shareholder	June 2014 - Present

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended December 31, 2015, Section 16(a) filing requirements applicable to the company’s officers, directors and greater than 10% beneficial owners were not satisfied.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards to any executive officer or director during the fiscal year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2015.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 25,422,311 shares of common stock outstanding as of December 31, 2015.

Table 1.  Security Ownership of Beneficial Owners, Directors, and Officers

Name and	Amount and Nature of	Percentage
Address	Beneficial Ownership	of Class
Silver Hill Management, Inc.	40,000,000(1)	16%
2113 Radio City Station, New York, NY 10101
Clair Investment Partners, LLC	200,129,073(1)(2)	80%
2113 Radio City Station, New York, NY 10101

(1) The Silver Hill Management, Inc. voting and dispositive control may be exercised by George Clair.

(2) The Clair Investment Partners, LLC voting and dispositive control may be exercised by George and, or Yvonne Clair.

(3) Includes 129, 073 common shares and  10,000,000 2009 Series “A” Preferred Shares (the “Preferred Shares”) into which the Preferred shares are convertible and the number of votes represented by the Preferred Shares on a basis of 20 to 1 or 200,000,000 common share equivalents.

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

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees to John Scrudato, CPA, in 2013 and 2014, as our auditor.

	Year End 12-31-15	Year End 12-31-14
Audit Fees	$9,000	$9,000
Audit-related Fees	-0-	-0-
Tax Fees	-0-	-0-
All other fees	-0-	-0-
Total Fees	$9,000	$9,000

AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2015 or 2014.

TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees paid for the periods.

ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2015 or 2014.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during 2015 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

Included with this filing

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2016

Silver Hill Mines, Inc.

/s/ George Clair

By: George Clair

Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George Clair

By: George Clair

Title: President

30