Form 10-Q
period 2016-03-31
SILVER HILL MINES INC
filed 2016-06-06
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________________ to ________________

SILVER HILL MINES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53236	91-1257351
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2802 SO Man O War Veradale WA	99037
(Address of principal executive offices)	(Zip Code)

(509) 891-8373

(Registrant's telephone number, including area code)

                                  N/A

(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐ (Do not check if a smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 4, 2016, the number of the Company's shares of common stock par value $0.001, outstanding was 71,042.311.

SILVER HILL MINES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2016

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements.

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

14

Item 4. Controls and Procedures.

14

PART II—OTHER INFORMATION

16

Item 1.  Legal Proceedings.

16

Item 1A. Risk Factors.

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults Upon Senior Securities.

16

Item 4.  Mine Safety Disclosures

17

Item 5.  Other Information

17

Item 6.  Exhibits

17

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SILVER HILL MINES. INC. BALANCE SHEETS (Unaudited)
	March 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$ 0	$ 0
Total current assets	0	0
Deposit on acquisition	78,000	78,000
Total assets	$ 78,000	$ 78,000

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 97,995	$ 97,995
Total current liabilities	97,995	97,995
Total liabilities	97,995	97,995

COMMITMENTS (NOTE 6)	-	-

Stockholders' equity
Preferred stock, $0.001 par value 50,000,000 shares authorized 10,000,000 and 10,000,000 shares issued and outstanding respectively	10,000	10.000
Common stock, $0.0001 par value 250,000,000 shares authorized 45,422,311 and 25,422,311 shares issued and outstanding respectively	3,542	2,542
Additional paid-in capital	2,216,415	1,697,415
Retained earnings	(2,249,952)	(1,729,952)
Total stockholders' equity (deficit)	(19,995)	(19,995)
Total liabilities and stockholders' equity	$ 78,000	$ 78,000

See Notes to Financial Statements

SILVER HILL MINES, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2016	2015

REVENUE	$ 0	$ 0

TOTAL REVENUE	0	0

OPERATING EXPENSES
General and Administrative	520,000	16,085
LOSS FROM OPERATIONS	(520,000)	$ (16,085)
NET INCOME (LOSS)	$ (520,000)	$ (16,085)

Basic and diluted loss per share	$ (0.017)	$ (0.064)

Weighted average shares used in computing loss per share Basic and diluted	31,350,123	499,234

See Notes to Financial Statements

Silver Hill Mines, Inc.
Statements of Stockholders'' Equity(Deficit)
January 1, 2016 Through March 31, 2016
(Unudited)

	Preferred				Additional
	stock		Common		paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2014	10,000,000	$10,000	499,234	$50	$964,215	$(993,492)	$(19,997)

Shares issued for deposit	0	0	3,000,000	300	77,700	0	78,000

Shares issued for consulting services	0	0	21,923,077	2,192	655,500	0	657,692

Net (loss) for the year ended December 31, 2015	0	0	0	0	0	(736,460)	(736,460)

Balance at December 31, 2015	10,000,000	$10,000	25,422,311	$2,542	$1,697,415	$(1,729,952)	$(19,995)
		`

Shares issued for consulting services	0	0	20,000,000	2,000	518,000	(520,000)	0

Net (loss) for the quarter ended March 31, 2016	0	0	0	0	0	(520,000)	(520,000)
Balance at March 31, 2016	10,000,000	$10,000	45,422,311	$4,542	$2,249,415	$(2,249,952)	$(19,995)

See Notes to Financial Statements

SILVER HILL MINES, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$ (520,000)	$ (16,085)

Adjustment to reconcile net income to net cash provided by:

Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	0	16,085
NET CASH USED IN OPERATING ACTIVITIES	(520,000)	0

CASH FLOWS USED IN FINANCING ACTIVITIES:

Common Stock	(520,000)	0
Preferred Stock	0	0
NET CASH USED IN FINANCING ACTIVITIES	(520,000)	0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$ 0	$ 0

Supplemental Disclosures regarding cash flows:
None	$ 0	$ 0

See Notes to Financial Statements

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Silver Hill Mines, Inc. (the "Company") presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2016 and March 31, 2015.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was originally incorporated in the State of Washington on March 27, 1961 for the primary purpose of acquiring and developing mining properties.  The Company has not attained commercial mining operations since its inception.

On May 11, 2007, Silver Hill Mines, Inc., a Nevada corporation, was organized as the merger partner.  On September 5, 2007, the change in domicile was completed by merging Silver Hills Mines, Inc., the Washington Corporation into Silver Hill Mines, Inc., the Nevada Corporation. Silver Hill Mines, Inc., the Nevada Corporation, was the surviving corporation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents.

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates.

Use of estimates in preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Fair Value Measurements.

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities. On January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures.

Level 1 input to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In February 2007, the FASB issued ASC 825-10 Financial Instruments. The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

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

Basic and diluted net loss per share.

The Company computes net income (loss) per share in accordance with ASC 260-10, Earnings per Share as if converted.

Concentration of Credit Risk.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Special purpose entities.

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets.

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2016, the Company had not experienced impairment losses on its long-lived assets.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718 Compensation-Stock. Compensation.  Under ASC 718, stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.

Assumptions used in the Black-Scholes models are based upon the following data:

(1) The expected life of the option, estimated by considering the contractual term of the option, the vesting period of the option, the employees expected exercise behavior and the post-vesting employee turnover rate.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March31, 2016 and 2015.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recently issued accounting pronouncements.

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

NOTE 4 – GOING CONCERN UNCERTAINITY

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

NOTE 5 – INCOME TAXES

Due to the change in majority ownership in 2012 and under the limitations of the Internal Revenue Code, there are no benefits to losses incurred that can be carried forward from prior years.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Ending March 31, 2014, Matthew Maza, the former principal shareholder of the Company, sold his interest in the Company and is no longer a related party.

Consulting shares were issued to management on May 28, 2015. A total of 20,000,000 restricted common shares to Silver Hill Management, Inc. for consulting services valued at $0.026 per share or $520,000.

On March 17, 2016, the Company authorized the issuance of 20,000,000 restricted common shares to Silver Hill Management, Inc., a New York corporation, for consulting fees valued at $0.026 per share or $520,000.  George Clair, the Company’s Chief Executive Officer, has voting and dispositive control over the shares owned by Silver Hill Management.

NOTE 7 – CAPTIAL STRUCTURE

As of March 31, 2016, there were 50,000,000 preferred Series "A" shares authorized with a par value of $0.001 and 10,000,000 shares issued and outstanding.  As of March 31, 2016, there were 250,000,000 common shares authorized with a par value of $0.0001 and 45,422,311 shares issued and outstanding.

NOTE 8 – COMMON STOCK

On May 28, 2015, the Board of Directors authorized the issuance of the following shares of common stock:

(1) 1,923,077 restricted common shares to Assured Investments, LLC for $ 50,000,

(2) 20,000,000 restricted common shares to Silver Hill Management, Inc. for consulting services valued at $0.026 Cents per share or $ 520,000,

(3) 3,000,000 restricted common shares in the name of ISME Institute for Sport, Medizin & Ernahrung, GmbH, a company organized under the Federal Republic of Germany, as partial consideration for the Asset Purchase Agreement dated May 16, 2015. The shares are valued at $0.026 each for a total consideration of $78,000 Dollars.

On March 17, 2016, the Company issued 20,000,000 restricted common shares to Silver Hill Management, Inc., for consulting services rendered, valued at $520,000 or $0.026 per share.

NOTE 9 – DEPOSIT ON ACQUISITION

The Company is in the due diligence process of finalizing their transaction with ISME Institute. The current fair market value of the shares being issued has been as a deposit on our balance sheet until the audited value of the acquired assets is fully determined.

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On May 3, 2016, the Company entered into an agreement to purchase 29 acres of land on which is located a bottling plant, together with all buildings and improvements, located in Littleton, Massachusetts.  The purchase price of $19,500,000 is to be paid as $14,500,000 in cash at signing and 8,300,000 shares of non-assessable, registered stock at an agreed upon value of $0.60 per share to be delivered within 90 business days following the exchange of fully signed copies of the Agreement.

On May 3, 2016, the Company authorized the issuance of the following:

(1) 10,000,000 restricted common shares to Big View International LTD, a Hong Kong company, as a investment to facilitate the company's import and export of goods at a value of $0.20 per share or $2,000,000;

(2) 10,000,000 restricted common shares to Cantio GmbH, a German company, as a investment to facilitate the company's import and export of goods at a value of $0.20 per share or $2,000,000;

(3) 5,000,000 restricted common shares to Petra Elm, a German national and Harald Elm’s wife, as compensation for Harald Elm and his family moving to Littleton, Massachusetts at a value of $0.60 per share or $3,000,000.

On May 4, 2016, the Company issued a combined total 620,000 restricted common shares to consultants valued at $0.05 per share or $35,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS:  The below discussion may contain forward looking statements that involve a number of risks and uncertainties.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.  The forward-looking statements in this document are based upon various assumptions, and although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

The management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended March 31, 2016 as well as the Company’s audited financial statements as reported on Form 10-K, filed with the Securities Exchange Commission on April 14, 2016.

Results of Operations for the quarter ended March 31, 2016 compared to the period ended March 31, 2015.

During the three months ended March 31, 2016, we incurred $520,000 in expenses as opposed to $16,085 for the prior period.  The increase reflects payments for services.

During the three months ended March 31, 2016, we incurred $0 in other income (expenses), compared to $0 in the three months ended March 31, 2015.

Net Income (Loss)

The net loss for the three months ending March 31, 2016 increased to $520,000 from net loss of $16,085 for the three months ending March 31, 2015, an increase of $503,915.  The increase in net loss reflects payments for services.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company’s total assets at March 31, 2016 were $0 and total current liabilities were $97,995.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $2,249,952 as of March 31, 2016.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.  There can be no guarantee that management will be successful in attaining such capital.

Off-Balance Sheet Arrangements

There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2016.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2016, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of March 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2016, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 17, 2016, the Company issued 20,000,000 restricted common shares to Silver Hill Management, Inc., for consulting services rendered, valued at $520,000 or $0.026 per share.

On May 3, 2016, the Company entered into an agreement to purchase 29 acres of land on which is located a bottling plant, together with all buildings and improvements, located in Littleton, Massachusetts.  The purchase price of $19,500,000 is to be paid as $14,500,000 in cash at signing and 8,300,000 shares of non-assessable, registered stock at an agreed upon value of $0.60 per share to be delivered within 90 business days following the exchange of fully signed copies of the Agreement.

On May 3, 2016, the Company authorized the issuance of the following:

(1) 10,000,000 restricted common shares to Big View International LTD, a Hong Kong company, as a investment to facilitate the company's import and export of goods at a value of $0.20 per share or $2,000,000;

(2) 10,000,000 restricted common shares to Cantio GmbH, a German company, as a investment to facilitate the company's import and export of goods at a value of $0.20 per share or $2,000,000;

(3) 5,000,000 restricted common shares to Petra Elm, a German national and Harald Elm’s wife, as compensation for Harald Elm and his family moving to Littleton, Massachusetts at a value of $0.60 per share or $3,000,000.

On May 4, 2016, the Company issued a combined total 620,000 restricted common shares to consultants valued at $0.05 per share or $35,000.

The offer and sale of the common shares above relied on the transaction exemption afforded by Section 4(a)(2) and, or Regulation D and S of the Securities Act of 1933, as amended.  The offer and sale is exempt because of the private nature of the transaction which did not involve a public offering of securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.1	Purchase and sale agreement by and between Silver Hill Mines, Inc and Io Bio LLC, executed May 3, 2016, incorporated by reference to Form 8-K filed with the SEC on May 6, 2016.
31.1	Section 302 Certification, CEO
32.1	Section 906 Certification, CEO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 3, 2016

SILVER HILL MINES, INC.

          /s/ George Clair

By: _________________________

George Clair

Title: President, Chief Executive Officer

Chief Financial Officer, Chief Accounting Officer

18