Form 10-Q
period 2016-06-30
SILVER HILL MINES INC
filed 2016-08-22
CIK 1434994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 19, 2016, the number of the Company's shares of common stock par value $0.001, outstanding was 71,042.311.

SILVER HILL MINES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2016

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements.

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

13

Item 4. Controls and Procedures.

13

PART II—OTHER INFORMATION

15

Item 1.  Legal Proceedings.

15

Item 1A. Risk Factors.

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

15

Item 3.  Defaults Upon Senior Securities.

15

Item 4.  Mine Safety Disclosures

15

Item 5.  Other Information

15

Item 6.  Exhibits

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SILVER HILL MINES. INC. BALANCE SHEETS (Unaudited)
	June 30,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$ 0	$ 0
Total current assets	0	0
Deposit on acquisition	78,000	78,000
Total assets	$ 78,000	$ 78,000

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 145,765	$ 97,995
Total current liabilities	145,765	97,995
Total liabilities	145,765	97,995

COMMITMENTS (NOTE 6)	-	-

Stockholders' equity
Preferred stock, $0.001 par value 50,000,000 shares authorized 10,000,000 and 10,000,000 shares issued and outstanding respectively	10,000	10.000
Common stock, $0.0001 par value 250,000,000 shares authorized 71,042,311 and 25,422,311 shares issued and outstanding respectively	7,104	2,542
Additional paid-in capital	2,212,852	1,697,415
Retained earnings	(2,297,721)	(1,729,952)
Total stockholders' equity (deficit)	(67,764)	(19,995)
Total liabilities and stockholders' equity	$ 78,000	$ 78,000

See Notes to Financial Statements

SILVER HILL MINES, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

REVENUE	$ 0	$ 0	$ 0	$ 0

TOTAL REVENUE	0	0	0	0

OPERATING EXPENSES
General and Administrative	47,770	582,683	567,770	598,768
LOSS FROM OPERATIONS	(47,770)	(582,683)	(567,770)	(598,768)
NET INCOME (LOSS)	$ (47,770)	$ (582,683)	$ (567,770)	$ (598,768)

Basic and diluted loss per share	$ (0.0009)	$ (0.34)	$ (0.012)	$ (0.068)

Weighted average shares used in computing loss per share Basic and diluted	55,422,311	17,114,619	47,070,663	8,806,926

See Notes to Financial Statements

SILVER HILL MINES, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	For the six months ended
	June 30,	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$ (567,770)	$ (598,768)

Adjustment to reconcile net income to net cash provided by:

Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	47,770	28,768
NET CASH USED IN OPERATING ACTIVITIES	(520,000)	(570,000)

CASH FLOWS USED IN FINANCING ACTIVITIES:

Deposit on investment		(78,000)
Common Stock	(520,000)	648,000
Preferred Stock	0	0
NET CASH USED IN FINANCING ACTIVITIES	(520,000)	570,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$ 0	$ 0

Supplemental Disclosures regarding cash flows:
None	$ 0	$ 0

See Notes to Financial Statements

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Silver Hill Mines, Inc. (the "Company") presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended June 30, 2016 and June 30, 2015.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2016 and 2015.

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

On March 17, 2016, the Company authorized the issuance of Twenty Million (20,000,000) restricted common shares to Silver Hill Management, Inc., a New York corporation, for consulting fees valued at $0.026 per share or $520,000.  George Clair, the Company’s Chief Executive Officer, has voting and dispositive control over the shares owned by Silver Hill Management.

NOTE 7 – CAPTIAL STRUCTURE

As of June 30, 2016, there were 50,000,000 preferred Series "A" shares authorized with a par value of $0.001 and 10,000,000 shares issued and outstanding.  As of June 30, 2016, there were 250,000,000 common shares authorized with a par value of $0.0001 and 71,042,311 shares issued and outstanding.

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

On March 31, 2016, the Company issued a combined total 620,000 restricted common shares to consultants valued at $0.05 per share or $35,000.

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

SILVER HILL MINES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 10 – SUBSEQUENT EVENTS

For the period ended June 30, 2016, there were no recognizable subsequent events through the date the financial statements were issued.

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

Results of Operations for the quarter ended June 30, 2016 compared to the period ended June 30, 2015.

During the six months ended June 30, 2016, we incurred $567,770 in expenses as opposed to $28,768 for the prior period.  The increase reflects payments for services.

During the six months ended June 30, 2016, we incurred $0 in other income (expenses), compared to $0 in the six months ended June 30, 2015.

Net Income (Loss)

The net loss for the six months ending June 30, 2016 increased to $567,770 from net loss of $28,768 for the six months ending June 30, 2015, an increase of $539,002.  The increase in net loss reflects payments for services.

Liquidity and Capital Resources

The Company’s working capital deficit at June 30, 2016 was $ (67,765), compared to working capital deficit of $(19,995) at December 31, 2015. The increase is due to continued operating expenses with no income.

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company’s total assets at June 30, 2016 were $78,000 and total current liabilities were $145,765.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $2,297,721 as of June 30, 2016.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.  There can be no guarantee that management will be successful in attaining such capital.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2016.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of June 30, 2016, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of June 30, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2016, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.1	Purchase and sale agreement by and between Silver Hill Mines, Inc and Io Bio LLC, executed May 3, 2016, incorporated by reference to Form 8-K filed with the SEC on May 6, 2016.

31.1	Section 302 Certification, CEO/CFO
32.1	Section 906 Certification, CEO/CFO
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* To be filed by amendment.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 19, 2016

SILVER HILL MINES, INC.

          /s/ George Clair

By: _________________________

George Clair

Title: President, Chief Executive Officer

Chief Financial Officer, Chief Accounting Officer

16