Form 10-Q/A
period 2016-06-30
SILVER HILL MINES INC
filed 2016-08-29
CIK 1434994

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

Explanatory Note

The purpose of this Amendment No. 1 to the Silver Hill Mines, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the Securities and Exchange Commission on August 22, 2016 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6. EXHIBITS.

31.1 (1)	Section 302 Certification, CEO/CFO
32.1 (1)	Section 906 Certification, CEO/CFO
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Filed as an exhibit to the original Form 10-Q.

(2)

Filed herewith.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 25, 2016

SILVER HILL MINES, INC.

          /s/ George Clair

By: _________________________

George Clair

Title: President, Chief Executive Officer

Chief Financial Officer, Chief Accounting Officer

3